Form 10-Q
period 2018-06-30
Allegro Merger Corp.
filed 2018-08-15
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38581

ALLEGRO MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	82-2425125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, New York 10017

(Address of principal executive offices)

(212) 319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2018, 19,060,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Current asset — Cash	$8,698	$3,545
Deferred offering costs associated with initial public offering	339,677	61,592
Total assets	$348,375	$65,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued formation and offering costs	$259,413	$11,120
Notes payable to stockholder	65,000	30,000
Total current liabilities	324,413	41,120

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 30,000,000 shares authorized, 3,737,500 shares issued and outstanding	374	374
Additional paid-in capital	24,626	24,626
Accumulated deficit	(1,038)	(983)
Total stockholders’ equity	23,962	24,017
Total liabilities and stockholders’ equity	$348,375	$65,137

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.

Statements of Operations

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
	(unaudited)	(unaudited)
Formation and operational costs	$-	$55

Net loss	$-	$(55)

Weighted average shares outstanding	3,737,500	3,737,500

Basic and diluted net loss per share	$-	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.

Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2018 (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017 (audited)	3,737,500	$374	$24,626	$(983)	$24,017

Net loss	-	-	-	(55)	(55)

Balance at June 30, 2018 (unaudited)	3,737,500	$374	$24,626	$(1,038)	$23,962

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.

Statement of Cash Flows

For the six months ended June 30, 2018
(unaudited)
Cash flow from operating activities
Net loss	$(55)
Net cash used in operating activities	(55)

Cash flows from financing activities
Payment of deferred offering costs associated with initial public offering	(29,792)
Proceeds from stockholder notes	35,000

Net cash provided by financing activities	5,208

Net increase in cash	5,153

Cash at beginning of period	3,545

Cash at end of period	$8,698

Supplemental disclosure of non-cash financing activities:
Accrued formation costs	$413
Deferred offering costs included in accrued formation and offering costs	$259,000

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 1 — Organization and Plan of Business Operations

Allegro Merger Corp. (the “Company”) was incorporated in Delaware on August 7, 2017 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At June 30, 2018, the Company had not yet commenced any operations. All activity through June 30, 2018 relates to the Company’s formation and the proposed public offering described below.

The registration statement for the Company’s Initial Public Offering was declared effective on July 2, 2018. On July 6, 2018, the Company consummated the Initial Public Offering of 14,950,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 1,950,000 units issued pursuant to the exercise in full of the underwriters’ overallotment option, generating gross proceeds of $149,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 372,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”), Cantor Fitzgerald & Co. and Chardan Capital Markets LLC (the “Insiders”), generating gross proceeds of $3,725,000 (“Private Units”), which is described in Note 4.

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and will be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any shares of common stock included in the Units being sold that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination within 18 months from the closing (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for franchise and income taxes and up to $125,000 of interest on an annual basis for working capital purposes to pay Nasdaq Capital Market (“NASDAQ”) continued listing fees, auditor fees, and trust/custodian administration fees.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares of common stock sold as part of the units in this offering (“Public Shares”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning up to approximately 93.33% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than the above estimates. The Initial Stockholder will agree to vote any shares they then hold in favor of any Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements to be executed prior to the Initial Public Offering.

In connection with any Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such Business Combination will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). Holders of warrants and rights sold as part of the Units will not be entitled to vote on the Business Combination and will have no conversion or liquidation rights with respect to the shares of common stock underlying such warrants or rights.

The Company will consummate a Business Combination only if holders of less than approximately 93.33% due to the full exercise of the overallotment option of the Public Shares, subject to adjustment as described above, elect to convert their shares to a full or pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company will provide that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation to be in effect upon consummation of the Initial Public Offering, if the Company is unable to complete its initial Business Combination within 18 months from the date of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, any holder that voted against the last Business Combination prior to such redemption will only receive $10.00 per share, while any holder that voted in favor of the last Business Combination prior to such redemption will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholder and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Initial Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on July 3, 2018 and July 12, 2018, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs incurred through June 30, 2018 that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering (see Note 3).

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2018 or December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. At June 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On July 6, 2018, pursuant to the Initial Public Offering, the Company sold 14,950,000 Units, including 1,950,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one common stock purchase warrant (the “Warrants”) and one right (the “Rights”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right offered in the Initial Public Offering entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

Note 4 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering.

The Insiders purchased 372,500 Private Units at $10.00 per unit (for an aggregate purchase price of $3,725,000) from the Company simultaneously with the consummation of the Initial Public Offering on July 6, 2018. All of the proceeds received from the sale of the Private Units were placed in the Trust Account. The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed (i) to vote the shares of common stock included therein in favor of any Business Combination, (ii) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the initial Business Combination and (iii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

The holders of the Private Units (or underlying shares of common stock) will be entitled to registration rights with respect to the founding shares and the Private Units (or underlying shares of common stock) pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholder and holders of the Private Units (or underlying shares of common stock) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Promissory Notes — Related Party

The Company issued two notes totaling $30,000 in unsecured promissory notes to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes are non-interest bearing and currently payable. Due to the short-term nature of these notes, the fair value of the notes approximates their carrying amount. The Company fully repaid these amounts on July 13, 2018

Insider Shares

The Initial Stockholder purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share (“Founder Shares”). As of October 11, 2017, Eric S. Rosenfeld, the Initial Stockholder, transferred to each of the undersigned (“Initial Holders”) an aggregate of 4,312,500 shares of common stock, par value $0.0001 per share, of the Company with an aggregate value in total of $25,000 as follows.

Eric Rosenfeld 2017 Trust No. 1: $17,376.37 - 2,997,424 shares

Eric Rosenfeld 2017 Trust No. 2: $7,623.63 - 1,315,076 shares

In April 2018, the Initial Holders surrendered an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

Note 5 – Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, placement shares, placement warrants, placement rights, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Initial Public Offering ("Underwriting Agreement"), pursuant to which the Company paid an underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, excluding the over-allotment option, or $2,600,000 in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross offering proceeds of the Initial Public Offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate. The Underwriting Agreement provides that the Deferred Underwriting Discount will only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018, and December 31, 2017 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2018, and December 31, 2017 there were 3,737,500 shares of common stock issued and outstanding.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Rights

Each holder of a Right will receive one-tenth (1/10) of one common stock upon consummation of a Business Combination, even if a holder of such right converted all common stock held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the Rights. No additional consideration will be required to be paid by a holder of Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of Rights will be required to affirmatively covert its rights in order to receive 1/10 of a share underlying each right (without paying additional consideration). The common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Allegro Merger Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on August 7, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“business combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. Our sponsors include Leonard Schlemm, Eric Rosenfeld, David Sgro, Adam Jaffe, Gregory Monahan, Adam Semler, Robert Deluce, Michael Deluce, John Schauerman, Daniel Ryan, Eric Rosen, Stephen Lack, Michael Price, and Emanuel E. Geduld.

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, which was consummated on July 6, 2018. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from August 7, 2017 (inception) through June 30, 2018, we had a cumulative net loss of $1,038, which consist of formation and operational costs. We incurred offering costs of approximately $340,000 as of June 30, 2018 with regard to the Initial Public Offering, which are classified as deferred offering costs on the unaudited condensed balance sheet.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2018, we had $8,698 in cash and a working capital deficiency of approximately $316,000. Upon closing of the Initial Public Offering, we had approximately $766,000 in cash held outside of the Trust Account.

Subsequent to the quarterly period covered by this Quarterly Report, on July 6, 2018, the Company consummated the Initial Public Offering of 14,950,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 1,950,000 units issued pursuant to the exercise in full of the underwriters’ overallotment option, generating gross proceeds of $149,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 372,500 Private Units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”), Cantor Fitzgerald & Co. and Chardan Capital Markets LLC (the “Insiders”), generating gross proceeds of $3,725,000.

We will provide our public stockholders with the opportunity to redeem their shares of our common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account described below, including interest earned on the trust account and not previously released to us to pay our franchise and income taxes as well as up to $125,000 of interest on an annual basis for certain working capital purposes described in this prospectus, divided by the number of then outstanding shares of common stock that were sold as part of the units in this offering, which we refer to as our public shares, subject to the limitations described in this prospectus. If we are unable to consummate a business combination within 18 months from the completion of this offering, we will redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account and not previously released to us to pay our franchise and income taxes, up to $125,000 of interest on an annual basis for certain working capital purposes described in this prospectus, and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described herein.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or twelve months from the date of this filing. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering.

The Insiders purchased 372,500 Private Units at $10.00 per unit (for an aggregate purchase price of $3,725,000) from the Company simultaneously with the consummation of the Initial Public Offering on July 6, 2018. All of the proceeds received from the sale of the Private Units were placed in the Trust Account. The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed (i) to vote the shares of common stock included therein in favor of any Business Combination, (ii) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the initial Business Combination and (iii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

The holders of the Private Units (or underlying shares of common stock) will be entitled to registration rights with respect to the founding shares and the Private Units (or underlying shares of common stock) pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholder and holders of the Private Units (or underlying shares of common stock) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Promissory Notes — Related Party

The Company issued two notes totaling $30,000 in unsecured promissory notes to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes are non-interest bearing and currently payable. Due to the short-term nature of these notes, the fair value of the notes approximates their carrying amount. The Company fully repaid these amounts on July 13, 2018

Insider Shares

The Initial Stockholder purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share (“Founder Shares”). As of October 11, 2017, Eric S. Rosenfeld, the Initial Stockholder, transferred to each of the undersigned (“Initial Holders”) an aggregate of 4,312,500 shares of common stock, par value $0.0001 per share, of the Company with an aggregate value in total of $25,000 as follows.

Eric Rosenfeld 2017 Trust No. 1: $17,376.37 - 2,997,424 shares

Eric Rosenfeld 2017 Trust No. 2: $7,623.63 - 1,315,076 shares

In April 2018, the Initial Holders surrendered an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on July 3, 2018 and July 12, 2018, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017 we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our organization in August 2017, we issued to Eric Rosenfeld, our Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). Mr. Rosenfeld thereafter transferred such shares to our other shareholders prior to the Initial Public Offering (the “initial stockholders”). In April 2018, our initial stockholders contributed to our capital for no additional consideration an aggregate of 575,000 shares, resulting in our initial stockholders holding an aggregate of 3,737,500 shares of common stock.

On July 6, 20187, we consummated the Initial Public Offering of 14,950,000 units, including 1,950,000 units subject to the underwriters’ overallotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $149,500,000. Cantor Fitzgerald & Co. acted as the sole book running manager for the Initial Public Offering. Chardan acted as lead manager. of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 225270). The Securities and Exchange Commission declared the registration statement effective on July 2, 2018.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 372,500 units (“Private Units”) to our initial stockholders at a price of $10.00 per Private Unit, generating total proceeds of $3,725,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are nonredeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the sponsor or its permitted transferees. The holders of the Private Units have agreed (A) to vote the common stock included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to convert any Private Shares into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or sell any Private Shares to us in a tender offer in connection with a proposed initial business combination and (C) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until 30 days after the completion of an initial business combination.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Units, $149,500,000 was placed in a trust account.

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $503,051 of other costs. In addition, $766,268 of cash was held outside of the trust account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MERGER CORP.

Date: August 15, 2018	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H .Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)