Form 10-Q
period 2018-09-30
Allegro Merger Corp.
filed 2018-11-14
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

(212) 319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, 19,060,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Balance Sheets	1
Statements of Operations (unaudited)	2
Statement of Changes in Stockholders’ Equity (unaudited)	3
Statements of Cash Flows (unaudited)	4
Notes to Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 6. Exhibits	21
Signatures

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$501,248	$3,545
Prepaid expenses and other current assets	68,762	-
Total Current Assets	570,010	3,545
Cash and marketable securities held in Trust Account	150,172,783	-
Deferred offering costs associated with initial public offering	-	61,592
Total assets	$150,742,793	$65,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	11,800	11,120
Franchise tax payable	42,246	-
Income taxes payable	132,413	-
Note Payable to stockholder	-	30,000
Total current liabilities	186,459	41,120
Deferred underwriting commission	5,622,500	-
Total liabilities	5,808,959	41,120

Commitments and contingencies
Common stock subject to possible redemption, 13,993,383 and 0 shares at redemption value of $10.00 per share as of September 30, 2018 and December 31, 2017, respectively	139,933,830	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 5,066,617 and 3,737,500 shares issued and outstanding (excluding 13,993,383 and 0 shares subject to possible redemption as of September 30, 2018 and December 31, 2017, respectively)	507	374
Additional paid-in capital	4,590,112	24,626
Retained earnings (accumulated deficit)	409,385	(983)
Total stockholders’ equity	5,000,004	24,017
Total liabilities and stockholders’ equity	$150,742,793	$65,137

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Operations

	Three months ended September 30, 2018	Nine month ended September 30, 2018	For the Period from August 7, 2017 (inception) through September 30, 2017
	(unaudited)	(unaudited)	(unaudited)
General and administrative costs	$129,129	$130,002	$413
Loss from operation	129,129	130,002	413

Other Income:
Investment income on Trust Account	672,783	672,783	-
Income (loss) before income tax provision	543,654	542,781	(413)
Provisions for income taxes	132,584	132,413	-

Net income (loss)	$411,070	$410,368	$(413)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	14,950,000	-
Basic and diluted net income per share, Public Shares	$0.03	$0.03	$-
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	3,737,500	3,737,500	3,737,500
Basic and diluted net loss per share, Founders Shares	$(0.02)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2018 (unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2017 (audited)	3,737,500	$374	$24,626	$(983)	$24,017
Sale of units in initial public offering	14,950,000	1,495	149,498,505		149,500,000
Offering costs associated with initial public offering			(8,725,551)		(8,725,551)
Sale of private placement units	372,500	37	3,724,963		3,725,000
Common stock subject to possible redemption	(13,993,383)	(1,399)	(139,932,431)		(139,933,830)
Net income	-	-	-	410,368	410,368

Balance at September 30, 2018 (unaudited)	5,066,617	$507	$4,590,112	$409,385	$5,000,004

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.
Statements of Cash Flows

	Nine months ended September 30, 2018	For the Period from August 7, 2017 (inception) through September 30, 2017
	(unaudited)	(unaudited)
Cash flow from operating activities
Net income (loss)	$410,368	$(413)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(672,783)	-
Changes in operating assets and liabilities:
Prepaid expenses	(68,762)	-
Accounts payable	11,800	413
Franchise tax payable	42,246	-
Income tax payable	132,413	-

Net cash used in operating activities	(144,718)	-

Cash flow from investing activities
Cash deposited in Trust Account	(149,500,000)	-

Net cash used in investing activities	(149,500,000)	-

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	12,500
Proceeds from note payable- related party	35,000	-
Repayment of note payable- related party	(65,000)	-
Proceeds from initial public offering	149,500,000	-
Payment of offering costs associated with initial public offering	(3,052,579)	-
Proceeds from private units	3,725,000	-

Net cash provided by financing activities	150,142,421	12,500

Net increase in cash	497,703	12,500

Cash at beginning of period	3,545	-

Cash at end of period	$501,248	$12,500

Supplemental disclosure of non-cash financing activities:
Offering costs paid by initial stockholder in exchange for common stock	-	12,500
Initial Classification of common stock subject to possible redemption	$139,933,830	$-
Deferred underwriting commissions charged to additional paid-in-capital in connection with the initial public offering	$5,622,500	$-

The accompanying notes are an integral part of these financial statements.

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

All activity through September 30, 2018 relates to the Company’s formation, and the public offering described below and since the public offering, the search for a prospective initial Business Combination.

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

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and will be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any shares of common stock included in the Units being sold that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination within 18 months from the closing (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers except the Company’s independent registered public accounting firm, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for franchise and income taxes and up to $125,000 of interest on an annual basis for working capital purposes to pay Nasdaq Capital Market (“NASDAQ”) continued listing fees, auditor fees, and trust/custodian administration fees.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

On July 6, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,950,000 Units, at $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one common stock purchase warrant (the “Warrants”) and one right (the “Rights”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right offered in the Initial Public Offering entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting fees, $2,600,000 of underwriting fees and $503,051 of other costs.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares of our common stock sold as part of the units in this offering (“Public Shares”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. In the event that stockholders owning up to approximately 93.33% or more of the Public Shares exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages, however, will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than the above estimates. The Initial Stockholder will agree to vote any shares they then hold in favor of any Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements to be executed prior to the Initial Public Offering.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

The Company will consummate a Business Combination only if holders of less than approximately 93.33%, subject to adjustment as described above, elect to convert their shares to a full or pro-rata portion of the amount held in the Trust Account and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company will provide that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the Public Shares (but only with respect to the amount over 20% of the Public Shares). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination within 18 months from the date of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, any holder that voted against the last Business Combination prior to such redemption will only receive $10.00 per share, while any holder that voted in favor of the last Business Combination prior to such redemption will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholder and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Initial Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on July 3, 2018 and July 12, 2018, respectively.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2018 or December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,854,750 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Public Shares outstanding since the original issuance. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Founder Shares outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 372,500 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $3,725,000. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (“Private Right”). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Rights and Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company paid the affiliate $34,285 for such services for the three and nine months ended September 30, 2018 respectively.

Promissory Notes — Related Parties

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. Due to the short-term nature of these notes, the fair value of the notes approximated their carrying amount. The notes were paid off in full on July 13, 2018.

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

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, placement shares, placement warrants, placement rights, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Underwriting Agreement

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018, and December 31, 2017 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2018, and December 31, 2017 there were $19,060,000 and 3,737,500 shares of common stock issued and outstanding, respectively.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2018

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Sifnicant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account	$150,172,783	-	-

Note 9 — Subsequent Events

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from August 7, 2017 (inception) to September 30, 2017, we had a net loss of $413, which consisted of operating costs of $413

For the nine months ended September 30, 2018, we had a net income of $410,368, which consisted of operating costs of $130,002, offset by interest income on marketable securities held in the Trust Account of $21,682 and an unrealized gain on marketable securities held in the Trust Account of $651,101.

For the three months ended September 30, 2018, we had a net income of $411,070, which consisted of operating costs of $129,129, offset by interest income on marketable securities held in the Trust Account of $21,682 and an unrealized gain on marketable securities held in the Trust Account of $651,101.

Liquidity and Capital Resources

On July 6, 2018, the Company consummated the Initial Public Offering of 14,950,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 1,950,000 units issued pursuant to the exercise in full of the underwriters’ overallotment option, generating gross proceeds of $149,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 372,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”), Cantor Fitzgerald at a price of $10.00 per unit, generating gross proceeds of $3,725,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $149,500,000 was placed in the Trust Account and we had $766,268 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred 8,725,551 in transaction costs, including $2,600,000 of underwriting fees, $503,051 of other cost, and the deferred underwriting fees of $5,622,500.

At September 30, 2018, we had marketable securities held in the Trust Account of $150,172,783. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At September 30, 2018, we had cash of $501,248 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

 Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the administrative service fee agreement, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The company paid the affiliate $34,285 for such services for the three and nine months ended September 30, 2018 respectively.

Private Placement

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

Promissory Notes — Related Party

The Company issued two notes totaling $30,000 in unsecured promissory notes to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. Due to the short-term nature of these notes, the fair value of the notes approximated their carrying amount. The Company fully repaid these amounts on July 13, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017 we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

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

On July 6, 2018, we consummated the Initial Public Offering of 14,950,000 units, including 1,950,000 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $149,500,000. Cantor Fitzgerald & Co. acted as the sole book running manager for the Initial Public Offering. Chardan acted as lead manager. of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 225270). The Securities and Exchange Commission declared the registration statement effective on July 2, 2018.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 372,500 units (“Private Units”) to our initial stockholders at a price of $10.00 per Private Unit, generating total proceeds of $3,725,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the sponsor or its permitted transferees. The holders of the Private Units have agreed (A) to vote the common stock included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to convert any Private Shares into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or sell any Private Shares to us in a tender offer in connection with a proposed initial business combination and (C) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until 30 days after the completion of an initial business combination.

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

ITEM 6. EXHIBITS

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

ALLEGRO MERGER CORP.

Date: November 14, 2018	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

