Form 10-K
period 2018-12-31
Allegro Merger Corp.
filed 2019-04-01
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36842

ALLEGRO MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2425125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of common stock, one right, and one redeemable warrant	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Rights, each exchangeable for one-tenth (1/0) of one share of Common Stock	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☒ No ☐

The registrant’s revenues for the fiscal year ended December 31, 2018 was $0.

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 28, 2019, there were 19,060,000 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“we,” “us,” “company” or “our company” are to Allegro Merger Corp.;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering;

●	“Chardan” are to Chardan Capital Markets LLC, one of the underwriters of our initial public offering;

●	“Units” are to the 14,950,000 units sold in the initial public offering, including 1,950,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, consisting of one share of Common Stock, one Right, and one Warrant;

●	“Common Stock” are to our shares of common stock, par value $0.0001 per share;

●	“Rights” are to our rights, each right exchangeable for one-tenth (1/10) of one share of Common Stock upon the completion of our initial business combination;

●	“Warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share commencing on the later of 30 days after the completion of our initial business combination or July 6, 2019.

●	“public shares” are to shares of our Common Stock sold as part of the Units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders, Cantor, Chardan and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“initial stockholders” are the holders of the founder shares;

●	“founder shares” are the 3,737,500 shares of our Common Stock sold by us to our initial stockholders prior to our initial public offering;

●	“private placement” are to the private placement of 372,500 Private Placement Units purchased by our initial stockholders, Cantor, and Chardan simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per Private Placement Unit;

●	“private placement shares” are to the shares of Common Stock underlying the Private Placement Units;

●	“private placement warrants” are to the Warrants underlying the Private Placement Units;

●	“Private Placement Units” are to the 372,500 units purchased by our initial stockholders, Cantor, and Chardan in the private placement, each Private Placement Unit consisting of one share of Common Stock, one Right, and one Warrant;

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in Delaware on August 7, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “business combination”). Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

All activity through December 31, 2018 relates to our formation, initial public offering, and search for a target business with which to complete a prospective initial business combination.

Initial Public Offering

On July 6, 2018, we closed our initial public offering of 14,950,000 Units, including 1,950,000 Units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, with each Unit consisting of one share of Common Stock, one Right, and one Warrant. The initial public offering generated gross proceeds of $149,500,000.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 372,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,725,000. The Private Placement Units were purchased by the initial stockholders, Cantor, and Chardan.

Following the closing of the initial public offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units was placed in trust account.

Our focus after the initial public offering has been to search for target businesses.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to other target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis. If we do, we may pay such firms a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, and that is reasonably acceptable to Cantor, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary duties and the Nasdaq requirement that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. If our securities are not listed on Nasdaq at the time of our initial business combination, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for its products, processes, formulas or services;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, each as reasonably acceptable to Cantor, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	cause us to depend on the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. We cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Our key personnel would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

We may not seek stockholder approval before we effect our initial business combination, since not all business combinations require stockholder approval under applicable state law. We will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below are the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination, although as of the date hereof they have no commitments or plans to engage in such transactions. If they do effect such purchases, we anticipate that they would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our initial stockholders, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in transactions that would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such stockholders with incentives to acquire shares or vote their shares in favor of an initial business combination. We will notify stockholders of such material purchases or arrangements that would affect the vote on an initial business combination, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement. No funds in the trust account may be used to effect purchases of shares in the open market or in privately negotiated transactions.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our initial stockholders, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination.

Our initial stockholders, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our initial stockholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $500,000 for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The initial stockholders, Cantor, and Chardan have each agreed with respect to their founder shares and private placement shares, and in the case of the initial stockholders, any public shares held by them, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem must remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares and Cantor and Chardan have agreed to waive their redemption rights with respect to their private placement shares.

If, however, stockholder approval of the transaction is required by law or Nasdaq rule, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

Further, if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our initial stockholders have agreed to vote their founder shares and placement shares and any public shares held by them in favor of our initial business combination. Upon completion of our initial public offering and the private placement, our initial stockholders owned an aggregate of 4,060,000 shares of Common Stock, representing 21.3% of our outstanding shares. Accordingly 5,470,001 public shares constituting 36.6% of our outstanding public shares must be voted in favor of our initial business combination in order for it to be approved. Additionally, each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. Holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares, and Cantor and Chardan have agreed to waive their redemption rights with respect to their private placement shares, in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted, against their initial business combination by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination. Moreover, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If the amount of redemptions plus any cash required by our initial business combination would cause our net tangible assets to fall below $5,000,001, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% or more of the shares sold in our initial public offering. We refer to such shares in excess of 20.0% or more of the shares sold in our initial public offering as “Excess Shares”. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 20.0% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20.0% (less one share) of the shares sold in our initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with redemption rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the meeting date or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until January 6, 2020.

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares, and our officers and directors, have agreed that we will have until January 6, 2020 to complete our initial business combination. If we are unable to consummate our initial business combination on or before January 6, 2020, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination on or before January 6, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, Cantor, and Chardan have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 6, 2020 and (iii) if we fail to consummate a business combination or liquidate by January 6, 2020. The initial stockholders have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 6, 2020. However, if the initial stockholders of, or any of our officers, directors or affiliates acquires public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period. In addition, Cantor and Chardan will have the same redemption rights as a public stockholder with respect to any public shares they acquire.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or before January 6, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us for working capital purposes or to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the net proceeds from our initial public offering and the private placement held out of trust, interest income on the balance of the trust account (net of any taxes payable), of which up to $125,000 on an annual basis will be released to us to fund certain of our working capital requirements and up to $100,000 may be released to us for dissolution expenses, although we cannot assure you that there will be sufficient funds for such purposes.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution from the trust account to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Eric S. Rosenfeld has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Rosenfeld will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and Mr. Rosenfeld asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Rosenfeld to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by January 6, 2020 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 6, 2020 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by January 6, 2020, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, up to $125,000 on an annual basis for certain of our working capital expenses and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 6, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation and Mr. Rosenfeld’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination on or before January 6, 2020, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or before January 6, 2020 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to January 6, 2020 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our executive offices at 777 Third Avenue, 37th Floor, New York, New York 10017. The cost for this space is included in the $12,500 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, charges us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this annual report on Form 10-K, before making a decision to invest in our securities. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a emerging growth company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a emerging growth company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a business combination, we will never generate any operating revenues.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

We have only 18 months from the closing of our initial public offering on July 6, 2018 to complete our initial business combination. If we are unable to complete our business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $125,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments to our financial statements contained in this Form 10-K have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 6, 2020.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq rule, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed to vote the founder shares and any placement shares and public shares they hold in favor of our initial business combination. Holders of founder shares own approximately 21.56% of our common stock as of the date of this annual report. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each initial stockholder and each holder of Private Placement Units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares, and in the case of the initial stockholders, public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public shareholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination by January 6, 2020 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination on or before January 6, 2020. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to January 6, 2020. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by January 6, 2020, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by January 6, 2020. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination on or before January 6, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by January 6, 2020, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by January 6, 2020, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 6, 2020; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to January 6, 2020 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by January 6, 2020 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% or more of the shares sold in our initial public offering. We refer to such shares in excess of 20.0% or more of the shares sold in our initial public offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.00 per share from our redemption of your shares, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share from our redemption of our shares, and our rights and warrants will expire worthless.

If the net proceeds from our initial public offering and the private placement held out of trust and the interest income earned on the trust account available to us are insufficient to allow us to operate until we consummate an initial business combination, we may be unable to complete such initial business combination.

We cannot assure you that available funds will be sufficient to allow us to consummate an initial business combination within the required time period. Our initial stockholders, officers, directors or their affiliates are not obligated to loan any funds to us. Additionally, if we use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, we could expend funds available to us more rapidly than we currently expect. If our funds are insufficient, and we are unable to generate funds from other sources, we may be forced to liquidate.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, Eric S. Rosenfeld has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Mr. Rosenfeld will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Rosenfeld has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Rosenfeld to reserve for such indemnification obligations and we cannot assure you that he would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Mr. Rosenfeld, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and Mr. Rosenfeld asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Rosenfeld to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Rosenfeld to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to burdensome regulatory requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt;

each of which may make it difficult for us to complete a business combination.

In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our anticipated principal activities will subject us to Investment Company Act regulation. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States treasury and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may make it more difficult to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination on or before January 6, 2020 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 6, 2020 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

A registration statement covering the shares underlying our warrants may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the terms of the warrant agreement governing our warrants, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and purchasers of Private Placement Units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to an agreement entered into concurrently with the consummation of our initial public offering, our initial stockholders, purchasers of Private Placement Units and their permitted transferees can demand that we register the founder shares, Private Placement Units, placement shares, placement rights and placement warrants, and the shares of common stock issuable upon conversion of the placement rights and exercise of the placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

You will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any business sector or geographic region we wish, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

You may not have any assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent third party that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors of our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Common Stock, and/or warrants after the business combination.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and directors may in the future become affiliated with entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm, a firm that regularly prepares valuation reports on the type of company that we are seeking to acquire or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Since holders of founder shares and private placement units will lose some or all of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

The personal and financial interests of our officers and directors in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, otherwise to incur debt, we may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues or cash flows after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may be able to complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of our initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that could result in us being unable to operate the business successfully.

We may pursue an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to operate the acquired business successfully.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of public shares for which conversion was elected exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. However, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial stockholders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 6, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial stockholders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding rights.

Our rights will be issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 65% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, decrease the number of shares of our common stock issuable upon conversion of a right.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our initial stockholders or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption, we will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If we choose to require holders to exercise their warrants on a cashless basis, the number of shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our common stock, rights and warrants will be listed on Nasdaq, we expect that our units, common stock, rights and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of common stock in the open market or in privately negotiated transactions by our initial stockholders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our initial stockholders, directors, officers or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by January 6, 2020.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from operational activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with all public company accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2019, that we evaluate and report on such system of internal controls over financial reporting. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls over financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space is included in the $12,500 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, charges us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “ALGRU.” The shares of common stock, rights, and warrants are listed on the Nasdaq under the symbols “ALGR,” “ALGRR” and “ALGRW,” respectively. The units commenced public trading on July 6, 2018, and the common stock, rights, and warrants commenced public trading on August 13, 2018.

Holders

As of February 22, 2019, there were 17 holders of record of our units, 16 holders of record of our shares of common stock, 1 holders of record of our warrants, and 1 holders of record of our rights. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On July 6, 2018, we closed our initial public offering of 14,950,000 Units, including 1,950,000 Units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, with each Unit consisting of one share of Common Stock, one Right, and one Warrant. The initial public offering generated gross proceeds of $149,500,000. Cantor acted as representative of the underwriters for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-225270). The SEC declared the registration statement effective on July 2, 2018.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 372,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,725,000. The Private Placement Units were purchased by the initial stockholders, Cantor, and Chardan.

We paid a total of $2,600,000 in underwriting commissions and discounts and approximately $500,000 for other costs and expenses relating to our initial public offering. Following the closing of the initial public offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units was placed in trust.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, the company is not required to provide disclosure to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this annual report.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report on Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this annual report.   Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on August 7, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

All activity through December 31, 2018 relates to our formation, initial public offering, and search for a prospective initial business combination.

Initial Public Offering

On July 6, 2018, we closed our initial public offering of 14,950,000 Units, including 1,950,000 Units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, with each Unit consisting of one share of Common Stock, one Right, and one Warrant. The initial public offering generated gross proceeds of $149,500,000.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 372,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,725,000. The Private Placement Units were purchased by the initial stockholders, Cantor, and Chardan.

Following the closing of the initial public offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units was placed in trust. Continental Stock Transfer & Trust Company is acting as trustee. The trust funds are invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination by January 6, 2020. Eric Rosenfeld has agreed that he will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and simultaneous private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Critical Accounting Policy

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on July 6, 2018 was in preparation for that event. Subsequent to the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of approximately $948,493, which consisted of interest income from our trust account of approximately $1,522,523 offset by operating expenses of $203,780 and franchise and income taxes of $63,950 and $306,301 respectively.

For the period from August 7, 2017 (Inception) through December 31, 2017, we had net losses of approximately $983, which solely consisted of operating expenses of approximately $983.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $408,481 in our operating bank account, $125,000 available to be drawn from the Trust Account, approximately $1,522,523 of interest income held in the trust account available to be released to us, and a working capital of approximately $71,935.

We presently have no revenue; our net income of approximately $948,493 for the year ended December 31, 2018 consist primarily of interest income on the trust. Through December 31, 2018, our liquidity needs were satisfied through receipt of approximately $766,268 from the sale of the units held outside of the trust account upon closing of the initial public offering, $25,000 from the sale of the founder shares, an advance from Eric Rosenfeld in an amount of $35,000, which was repaid on July 13, 2018 from the proceeds received upon closing of the initial public offering of approximately $600,000 in 2018 for our working capital needs.

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a business combination or January 6, 2020.

Related Party Transactions

Prior to the closing of our initial public offering, Eric Rosenfeld advanced to us an $35,000 to cover expenses related to our formation and the initial public offering, which we repaid on July 13, 2018 from the proceeds received upon closing of the initial public offering.

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company paid the affiliate $71,786 for such services for the year ended December 31, 2018.

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018 and 2017.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our executive officers an aggregate monthly fee of $12,500 for office space and office and administrative support provided to the Company. We began incurring these fees upon the consummation of our initial public offering and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations for the year ended December 31, 2018 and for the period from August 7, 2017 (inception), to December 31, 2017	F-3
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from August 7, 2017 (inception) to December 31, 2017	F-4
Statements of Cash Flows for the year ended December 31, 2018 and for the period from August 7, 2017 (inception), to December 31, 2017	F-5
Notes to Condensed Financial Statements	F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018 covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eric S. Rosenfeld	60	Chief Executive Officer
David D. Sgro	41	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	27	Chief Financial Officer
John P. Schauerman	61	Director
Adam J. Semler	53	Director
Leonard B. Schlemm	65	Director
Robert Michael Deluce	39	Director

Eric S. Rosenfeld has served as our chief executive officer since our inception and served as chairman of the board from our inception until April 2018. From May 2014 until its merger with NextDecade LLC in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony Merger Corp. and has served as a member of the board since its merger with NextDecade LLC. Mr. Rosenfeld served as Quartet Merger Corp.’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014, and has served as a director of Pangaea Logistics Solutions Ltd. since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio Merger Corp. from its inception in June 2011 until its merger with SAExploration Holdings Inc. in June 2013 and has served as a director of SAExploration Holdings Inc. since such time. From April 2006 until its business combination with Primoris Corporation in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Acquisition Corp. and served as a director of Primoris Corporation from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International, Inc. in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio Acquisition Corporation and served as a director of Hill International, Inc. from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. Mr. Rosenfeld is currently chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director in April 2003, chairman in January 2005, and chairman emeritus in December 2018. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008 and is currently the lead independent director. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices. Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and Nasdaq-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was Nasdaq-listed), provided information technology professional services with a concentration in sourcing and managed services.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

David D. Sgro, CFA, has served as our Chief Operating Officer since our inception, our chairman of the board since April 2018 and served as our Chief Financial Officer from November 2017 until April 2018. Mr. Sgro served as chief operating officer and secretary of Harmony Merger Corp. since its inception in May 2014 until its merger with NextDecade LLC in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade LLC until June 2018. Mr. Sgro served as Quartet Merger Corp.’s chief financial officer, secretary and a member of its board of directors from April 2013 until its merger with Pangaea Logistic Solutions Ltd. in October 2014 and has served as a director of Pangaea Logistic Solutions Ltd. since such time. Mr. Sgro served as Trio Merger Corp.’s chief financial officer, secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAExploration Holdings Inc. in June 2013 and served as a director of SAExploration Holdings Inc. from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris Corporation. Mr. Sgro has been a Senior Managing Director of Crescendo Partners, L.P. since December 2014, and has held numerous positions with Crescendo Partners since December 2005. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also currently serves on the boards of Hill International Inc., a NYSE listed construction project management firm, and BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider. Mr. Sgro served on the boards of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011, and Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018. Mr. Sgro served on the board of directors of COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at The College of New Jersey and Columbia Business School.

We believe Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience and operational experience.

Adam H. Jaffe has served as our Chief Financial Officer since April 2018. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s Chief Financial Officer and Chief Compliance Officer. Mr. Jaffe also serves as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe received a B.S. in Accounting from The Pennsylvania State University, with a minor degree in Finance. He is a New York State Certified Public Accountant (CPA).

John P. Schauerman has served as a member of our board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr. Schauerman has served as a director of Primoris Corporation since November 2016. He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities since August 2014. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony merger Corp.

Adam J. Semler has served as a director since April 2018. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Leonard B. Schlemm has served as a director since April 2018. Mr. Schlemm served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schlemm has also served as a director of Arpeggio Acquisition Corp. and Rhapsody Acquisition Corp. Mr. Schlemm has served as the chairman of Myca Health Inc., a medical software company focused on primary care practices across the United States, since May 2013 and a member of its board since 2008. Mr. Schlemm has also served as the Chairman and CEO of SNFW Fitness B.C. Ltd., the largest fitness center chain in British Columbia. Mr. Schlemm is also the co-founder and a board member in a number of fitness center companies across Canada and Europe, including The Atwater Club (since February 2002) and The Mansfield Clubs (since 2005). He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains, sold to private equity investors in June 2014 for $1.9 billion, and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio from its inception in April 2004 until its merger in June 2006 and was a member of the board of directors of Rhapsody from its inception in April 2006 until its merger in July 2008. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

We believe Mr. Schlemm is well-qualified to serve as a member of our board due to his operational experience and contacts and his prior experience with Arpeggio Acquisition Corp., Rhapsody Acquisition Corp., and Harmony Merger Corp.

Robert Michael Deluce has served as a member of our board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce continues to have a central role in defining Porter’s strategy and has direct responsibility for all commercial aspects of the business, including sales, marketing, revenue management, network planning and technology functions. Prior to joining Porter, Mr. Deluce was in Global Trading at Scotia Capital. Since May 2016, Mr. Deluce has served on the Board of Directors of UBS Bank Canada. He holds an MBA from University of Western Ontario’s Ivey School of Business.

We believe Mr. Deluce is well-qualified to serve as a member of our board due to his operational experience and contacts.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of John Schauerman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert Michael Deluce and Adam Semler, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Leonard Schlemm and David D. Sgro, will expire at the third annual meeting of stockholders.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Semler, Schlemm, Schauerman and Deluce are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Because we expect to list our securities on Nasdaq in connection with our initial public offering, we have one year from the date our securities are first listed on Nasdaq to have a majority of our board of directors consist of independent members.

Audit Committee

Effective July 2, 2018, we established an audit committee of the board of directors, which consists of Adam Semler, John Schauerman and Robert Michael Deluce, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm ;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm , including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm ;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Adam J. Semler qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective July 2, 2018, we have established a nominating committee of the board of directors, which consists of John P. Schauerman, Adam J. Semler and Leonard B. Schlemm, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of July 2, 2018, we established a compensation committee of the board of directors, which consists of Robert Michael Deluce, and Leonard B. Schlemm, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated below, other than the $12,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On July 2, 2018, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, NY 10017.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to holders of founder shares, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to our initial public offering by our officers and directors to cover offering-relating and organization expenses and (ii) and payment to Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, of a fee of $12,500 per month for providing us with office space and certain office and administrative services. Individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will approve all such reimbursements.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee consisting solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of Warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Eric S. Rosenfeld	48,630		*
David D. Sgro	2,859,263	(2)	15.0%
Adam Jaffe	10,045		*
John P. Schauerman	30,000		*
Adam J. Semler	30,000		*
Leonard B. Schlemm	300,000		1.8%
Robert Michael Deluce	45,000		*
All directors and executive officers as a group (seven individuals)	2,886,021		17.4%

Greater than 5% Beneficial Owners
Eric Rosenfeld 2017 Trust No. 1	1,553.687		8.1%
Eric Rosenfeld 2017 Trust No. 2	684,563		3.6%
HCG Investment Management Inc. (3)	1,196,111		7.20%
Polar Asset Management Partners Inc. (4)	1,000,000		5.25%
Karpus Asset Management (5)	2,383,975		14.3%
Weis Asset Management LP (6)	1,470,000	(7)	7.71%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)	Includes an aggregate of 684,563 shares held by Eric Rosenfeld 2017 Trust No. 2 and an aggregate of 1,553,687 shares held by Eric Rosenfeld 2017 Trust No. 1, both trusts established for Mr. Rosenfeld’s children. Mr. Sgro is the trustee of these trusts and has sole voting and dispositive power over the shares.
(3)	The business address of HCG Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. Information derived from a Schedule 13G filed on February 11, 2019.
(4)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on February 11, 2019.
(5)	The business address of Karpus Asset Management is 183 Sully’s Trail, Pittsford, NY 14534. Information derived from a Schedule 13G filed on February 8, 2019.
(6)	The business address of Weiss Asset Management LP is 222 Berkley Street, 16th Floor, Boston, MA 02116. Information derived from a Schedule 13G on July 19, 2018.
(7)	Includes 984,900 shares beneficially owned by a private investment partnership of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the partnership. WAM GP is the sole general partner of Weiss Asset Management and Andrew Weiss is the managing member of WAM GP and BIP GP.

The founder shares and placement units, and securities contained therein, are each subject to transfer restrictions set forth in letter agreements among us, the holders of founder shares and purchasers of placement units. These transfer restrictions provide that such securities are not transferable or salable (A) in the case of the founder shares, until the earlier of (1) one year after the completion of our initial business combination or (2) subsequent to our business combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) in the case of the placement units, including the component securities therein, until 30 days after the consummation of our initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of our initial business combination we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the lockup period, the only permitted transfers are (i) amongst our officers, directors and employees or those of Cantor and Chardan, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death in the case of individuals or pursuant to applicable law or organizational documents upon dissolution in the case of entities, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii) or with our prior consent) where the transferee agrees to the terms of the transfer restrictions and the letter agreement being signed by the transferor. Notwithstanding the foregoing, the letter agreements provide that, in connection with an initial business combination, the initial stockholders may transfer, assign or sell their founder shares with our consent, including for a profit, to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreements.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In connection with our organization in August 2017, we issued to Eric Rosenfeld, our Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of October 11, 2017, Mr. Rosenfeld transferred to each of the undersigned an aggregate of 4,312,500 shares of Common Stock with an aggregate value in total of $25,000 as follows.

Eric Rosenfeld 2017 Trust No. 1: $17,376.37 - 2,997,424 shares

Eric Rosenfeld 2017 Trust No. 2: $7,623.63 - 1,315,076 shares

In April 2018, the initial stockholders contributed to our capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

The founder shares are identical to the shares of common stock included in the Units sold in the initial public offering. However, the initial stockholders have agreed (A) not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (iii) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) each holder of founder shares has agreed to waive his, her or its redemption rights with respect to the founder shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 6, 2020, (iii) if we fail to consummate our initial business combination by January 6, 2020, and (iv) upon our liquidation prior to January 6, 2020. Additionally, if we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares in favor of the initial business combination.

Promissory Notes

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

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC an entity controlled by Eric Rosenfeld. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company paid $71,786 for such services for the year ended December 31, 2018.

Private Units

Simultaneous with the consummation of the initial public offering, we consummated the private placement of 372,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,725,000. The Private Placement Units were purchased by the initial stockholders, Cantor, and Chardan.

Our initial stockholders, Cantor, and Chardan have the right to require us to register the placement units for resale, as described below under “—Registration Rights”. We will bear the costs and expenses of filing any such registration statements. The placement rights are identical to the rights that were sold as part of the units in our initial public offering. The placement warrants are non-redeemable so long as they are held by our initial stockholders or their permitted transferees. The placement warrants may also be exercised by our initial stockholders or their permitted transferees, for cash or on a cashless basis. Other than as stated above, the placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

Registration Rights

The holders of the founder shares, placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by our initial stockholders, officers, directors or their affiliates will have the right to require us to register under the Securities Act a sale of any of our securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands. Notwithstanding anything herein to the contrary, Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of our registration statement in connection with our initial public offering. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by us. Notwithstanding anything herein to the contrary, Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, and that is reasonably acceptable to Cantor, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Adam Semler, Leonard Schlemm, John Schauerman and Michael Deluce are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

During the fiscal years ended December 31, 2018 and the period from August 7, 2017 (inception) through December 31, 2017, audit fees for our independent registered public accounting firm were $70,000 and $0, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2018 and the period from August 7, 2017 (inception) through December 31, 2017, we did not pay our independent registered public accounting firm any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2018 and the period from August 7, 2017 (inception) through December 31, 2017, fees for tax services for our independent registered public accounting firm were $2,200 and $0, respectively.

Audit Committee Approval

Since our audit committee was not formed until July 2, 2018, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.5	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.6.1	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6.15	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.98	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Form of Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2018

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations for the year ended December 31, 2018 and for the period from August 7, 2017 (inception), to December 31, 2017	F-3
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from August 7, 2017 (inception) to December 31, 2017	F-4
Statements of Cash Flows for the year ended December 31, 2018 and for the period from August 7, 2017 (inception), to December 31, 2017	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allegro Merger Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2018 and for the period from August 7, 2017 (inception) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from August 7, 2017 (inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by January 6, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

April 1, 2019

Allegro Merger Corp.
Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash	$408,481	$3,545
Prepaid expenses and other current assets	59,659	-
Total Current Assets	468,140	3,545
Investments held in Trust Account	151,022,524	-
Deferred offering costs associated with initial public offering	-	61,592
Total assets	$151,490,664	$65,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,954	$11,120
Franchise tax payable	63,950	-
Income taxes payable	306,301	-
Note Payable to stockholder	-	30,000
Total current liabilities	396,205	41,120
Deferred underwriting commission	5,622,500	-
Total liabilities	6,018,705	41,120

Commitments and contingencies
Common stock subject to possible redemption, 14,047,195 and 0 shares of $10.00 per share as of December 31, 2018 and 2017, respectively	140,471,955	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 and 30,000,000 shares authorized, 5,012,805 and 3,737,500 shares issued and outstanding (excluding 14,047,195 and 0 shares subject to possible redemption as of December 31, 2018 and 2017, respectively)	501	374
Additional paid-in capital	4,051,993	24,626
Retained earnings (accumulated deficit)	947,510	(983)
Total stockholders’ equity	5,000,004	24,017
Total liabilities and stockholders’ equity	$151,490,664	$65,137

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Operations

	For the Year ended December 31, 2018	For the Period from August 7, 2017 (inception) through December 31, 2017

General and administrative costs	$267,729	$983
Loss from operations	267,729	983

Other Income:
Investment income on Trust Account	1,522,523	-
Income (loss) before income tax provision	1,254,794	(983)
Provisions for income taxes	306,301	-

Net income (loss)	$948,493	$(983)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-
Basic and diluted net income per share, Public Shares	$0.07	$-
Weighted average shares outstanding of common stock, basic and diluted- Founder Shares	3,920,178	3,737,500
Basic and diluted net loss per share, Founder and Private Placement Shares	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Stockholders’ Equity

For the period from August 7, 2017 (Inception) through December 31, 2018

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at August 7, 2017 (Inception)	-	$-	$-	$-	$-
Common shares issued to initial stockholders	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	(983)	(983)

Balance at December 31, 2017	3,737,500	$374	$24,626	$(983)	$24,017
Sale of units in initial public offering	14,950,000	1,495	149,498,505	-	149,500,000
Offering costs associated with initial public offering	-	-	(8,725,551)	-	(8,725,551)
Sale of private placement units	372,500	37	3,724,963	-	3,725,000
Common stock subject to possible redemption	(14,047,195)	(1,405)	(140,470,555)	-	(140,471,955)
Net income	-	-	-	948,493	948,493

Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.
Statements of Cash Flows

	For the Year ended December 31, 2018	For the Period from August 7, 2017 (inception) through December 31, 2017

Cash flow from operating activities
Net income (loss)	$948,493	$(983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,522,523)	-
Changes in operating assets and liabilities:
Prepaid expenses	(59,659)	-
Accounts payable and accrued expenses	25,953	-
Franchise tax payable	63,950	-
Income tax payable	306,301	-

Net cash used in operating activities	(237,485)	(983)

Cash flow from investing activities
Cash deposited in Trust Account	(149,500,000)	-

Net cash used in investing activities	(149,500,000)	-

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	12,500
Proceeds from note payable- related party	35,000	30,000
Repayment of note payable- related party	(65,000)	-
Proceeds from initial public offering	149,500,000	-
Payment of offering costs associated with initial public offering	(3,052,579)	(37,972)
Proceeds from sale of private units	3,725,000

Net cash provided by financing activities	150,142,421	4,528

Net increase in cash	404,936	3,545

Cash at beginning of period	3,545	-

Cash at end of period	$408,481	$3,545

Supplemental disclosure of non-cash financing activities:
Offering costs paid by initial stockholder in exchange for common stock	$-	$12,500
Accrued formation and offering costs		$11,120
Initial Classification of common stock subject to possible redemption	$140,471,955	$-
Deferred underwriting commissions charged to additional paid-in-capital in connection with the initial public offering	$5,622,500	$-

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

All activity through December 31, 2018 relates to the Company’s formation, and the public offering described below and since the public offering, the search for a prospective initial Business Combination.

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

Total upfront offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting fees, $2,600,000 of underwriting fees and $503,051 of other offering costs.

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

Going Concern

 In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 6, 2020.

Allegro Merger Corp.

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Allegro Merger Corp.

Notes to Financial Statements

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018 and 2017. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2018 or 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of franchise and income taxes in the amount of $370,250 and $125,000 per annum in funds available to be withdrawn from Trust for working capital less income attributable to Public Shares, by the weighted average number of shares outstanding for the period.

Allegro Merger Corp.

Notes to Financial Statements

The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs

The company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Allegro Merger Corp.

Notes to Financial Statements

Recent Accounting Pronouncements

 In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Allegro Merger Corp.

Notes to Financial Statements

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company incurred a total of $71,786 and $0 for such services for the year ended December 31, 2018 and for the period from August 7, 2017 (inception) through December 31, 2017 respectively.

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

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Initial Public Offering (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, excluding the over-allotment option, or $2,600,000 in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross offering proceeds of the Initial Public Offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate. The Underwriting Agreement provides that the Deferred Underwriting Discount will only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Allegro Merger Corp.

Notes to Financial Statements

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018, and 2017 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 and 30,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2018 and 2017, respectively. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2018, and 2017 there were 19,060,000 and 3,737,500 shares of common stock issued and outstanding, respectively including 14,047,195 and 0 shares issued and possible to redemption.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2018

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Sifnicant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account	$151,022,524	-	-

Allegro Merger Corp.

Notes to Financial Statements

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following:

December 31, 2018
Current
Federal	$306,301
State	-
Deferred
Federal	42,794
State	-
Change in valuation allowance	(42,794)
Income tax provision expense	$306,301

The Company’s net deferred tax assets are as follows:

December 31, 2018
Deferred tax asset
Startup/Organizational Costs	$42,794
Total deferred tax assets	42,794
Valuation Allowance	(42,794)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the valuation allowance was approximately $43,000. For the period from August 7, 2017 (inception) through December 31, 2017 the deferred tax asset and valuation allowance was de minimis.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2018
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Federal tax rate change	0.0%
Valuation allowance	3.4%
Income tax provision expense	24.4%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2019.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Eric S. Rosenfeld	Chief Executive Officer	April 1, 2019
Eric S. Rosenfeld	(Principal Executive Officer)
/s/ Adam H. Jaffe	Chief Financial Officer	April 1, 2019
Adam H. Jaffe	(Principal financial and accounting officer)
/s/ David D. Sgro	Chairman of the Board	April 1, 2019
David D. Sgro
/s/ John P. Schauerman	Director	April 1, 2019
John P. Schauerman
/s/ Adam J. Semler	Director	April 1, 2019
Adam J. Semler
/s/ Leonard B. Schlemm	Director	April 1, 2019
Leonard B. Schlemm
/s/ Robert Michael Deluce	Director	April 1, 2019
Robert Michael Deluce