Form 10-Q
period 2019-03-31
Allegro Merger Corp.
filed 2019-05-16
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, one right, and one redeemable warrant	ALGRU	The NASDAQ Stock Market LLC
Common stock, par value $0.0001 per share	ALGR	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one share	ALGRR	The NASDAQ Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at a price of $11.50 per share	ALGRW	The NASDAQ Stock Market LLC

As of May 15, 2019, 19,060,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$186,915	$408,481
Prepaid expenses and other current assets	42,443	59,659
Total Current Assets	229,358	468,140
Cash and marketable securities held in Trust Account	151,899,667	151,022,524
Total assets	$152,129,025	$151,490,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,365	$25,954
Franchise tax payable	30,924	63,950
Income taxes payable	483,613	306,301
Total current liabilities	546,902	396,205
Deferred underwriting commission	5,622,500	5,622,500
Total liabilities	6,169,402	6,018,705

Commitments and contingencies
Common stock subject to possible redemption, 14,095,962 and 14,047,195 shares at redemption value of approximately $10.00 per share as of March 31, 2019 and December 31, 2018, respectively	140,959,619	140,471,955

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,964,038 and 5,012,805 shares issued and outstanding (excluding 14,095,962 and 14,047,195 subject to possible redemption as of March 31, 2019 and December 31, 2018, respectively)	496	501
Additional paid-in capital	3,564,334	4,051,993
Retained earnings	1,435,174	947,510
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$152,129,025	$151,490,664

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Operations

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(unaudited)	(unaudited)

General and administrative costs	$212,166	55
Loss from operations	212,166	55

Other Income:
Investment income on Trust Account	877,142	-
Income (loss) before income tax provision	664,976	(55)
Provision for income taxes	177,312	-

Net income (loss)	$487,664	(55)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-
Basic and diluted net income per share, Public Shares	$0.04	-
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	3,737,500
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.04)	(0.00)

The accompanying notes are an integral part of these financial statements.

 Allegro Merger Corp.

Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2019 (unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(47,967)	(5)	(487,659)	-	(487,664)
Net income	-	-	-	487,664	487,664
Balance at March 31, 2019	4,964,038	$496	$3,564,334	$1,435,174	$5,000,004

For the three months ended March 31, 2018 (unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2017	3,737,500	$374	$24,626	$(983)	$24,017
Net loss	-	-	-	(55)	(55)
Balance at March 31, 2018	3,737,500	$374	$24,626	$(1,038)	$23,962

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.
Statements of Cash Flows

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(unaudited)	(unaudited)
Cash flow from operating activities
Net income (loss)	$487,664	$(55)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(877,142)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,215	-
Accounts payable	6,411	-
Franchise tax payable	(33,026)	-
Income tax payable	177,312	-

Net cash used in operating activities	(221,566)	(55)

Cash flows from financing activities
Proceeds from note payable- related party	-	35,000
Payment of offering costs associated with initial public offering	-	(10,707)

Net cash provided by financing activities	-	24,293

Net increase (decrease) in cash	(221,566)	24,238

Cash at beginning of period	408,481	3,545

Cash at end of period	$186,915	$27,783

Supplemental disclosure of non-cash financing activities:
Accrued formation and offering costs	$-	$413
Change in value of common stock subject to possible redemption	$487,664	$-

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

All activity through March 31, 2019 relates to the Company’s formation, the public offering described below and since the public offering, the search for a prospective initial Business Combination.

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

Simultaneously with the closing of the initial public offering (“Initial Public Offering”), the Company consummated the sale of 372,500 units (“Private Units”), at a price of $10.00 per Private Unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”), Cantor Fitzgerald & Co. and Chardan Capital Markets LLC (the “Insiders”), generating gross proceeds of $3,725,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and will be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any shares of common stock included in the Units being sold that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination by January 6, 2020 (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers except the Company’s independent registered public accounting firm, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for franchise and income taxes and up to $125,000 of interest on an annual basis for working capital purposes to pay Nasdaq Capital Market (“NASDAQ”) continued listing fees, auditor fees, and trust/custodian administration fees.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

On July 6, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,950,000 Units, at $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one redeemable common stock purchase warrant (the “Warrants”) and one right (the “Rights”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide holders of shares included in the Units sold in the Initial Public Offering (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either in connection with a stockholder meeting called to approve the Business Combination or by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirement. If the Company seeks stockholder approval, the Company will consummate the initial Business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. The stockholders prior to the Initial Public Offering (“Initial Stockholders”) have agreed to vote their Founder Shares and shares underlying the Private Units (“Private Shares”) in favor of the initial Business Combination.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. Holders of rights and warrants will receive no proceeds in connection with the liquidation. The Initial Stockholder and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the Private Shares.

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

Going Concern and Liquidity

As of March 31, 2019, the Company had a cash balance of approximately $186,915 and a working capital deficit of $317,544 but $514,537 can be paid by interest income from investments held in the Trust Account, which includes interest income of $877,142 which is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis. During the quarter ended March 31, 2019, the Company has withdrawn approximately $65,826 of interest income to pay its franchise taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts and up to $125,000 of interest on an annual basis for certain working capital purposes, but no other proceeds from the Trust Account would be used for such repayment.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 6, 2020.

 Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods  presented. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2019 and December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of franchise and income taxes in the amount of $210,112 and $125,000 per annum in funds available to be withdrawn from Trust for working capital purposes less income attributable to Public Shares, by the weighted average number of Public Shares outstanding since the original issuance. The Founder and Private Placement shares are calculated separately from Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Note 3 — Initial Public Offering

On July 6, 2018, pursuant to the Initial Public Offering, the Company sold 14,950,000 Units, including 1,950,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one Warrant and one Right. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 372,500 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $3,725,000. Each Private Unit consists of one Private Share, one warrant (“Private Warrant”) and one right (“Private Right”). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Rights and Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed (i) to vote the Private Shares in favor of any Business Combination, (ii) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the initial Business Combination and (iii) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 for such services for the three months ended March 31, 2019.

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

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Underwriting Agreement

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 19,060,000 and 3,737,500 shares of common stock issued and outstanding, respectively including 14,095,962 and 14,047,195 shares issued and possible to redemption, respectively.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Sifnicant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account		-	-
March 31, 2019	$151,899,667
December 31, 2018	$151,022,524

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had a net income of $487,664, which consisted of operating costs of $212,166, offset by investment income from marketable securities held in the Trust Account of $877,142. For the three months ended March 31, 2018, we had a net loss of $55, which consisted of formation and operating costs.

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

At March 31, 2019, we had marketable securities held in the Trust Account of $151,899,667. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

As of March 31, 2019, the Company had a cash balance of approximately $186,915 and a working capital deficit of $317,544 but $514,537 can be paid by interest income from investments held in the Trust Account, which includes interest income of $877,142 which is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis. During the quarter ended March 31, 2019, the Company has withdrawn approximately $65,826 of interest income to pay its franchise taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts and up to $125,000 of interest on an annual basis for certain working capital purposes, but no other proceeds from the Trust Account would be used for such repayment.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

 Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 for such services for the three months ended March 31, 2019.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on April 1, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019 and December 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $503,051 of other costs. In addition, $766,268 of cash was held outside of the trust account and was available for working capital purposes at that time.

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

ALLEGRO MERGER CORP.

Date: May 15, 2019	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)