Form 10-Q
period 2019-06-30
Allegro Merger Corp.
filed 2019-08-13
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 13, 2019, 19,060,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$392,865	$408,481
Prepaid expenses and other current assets	25,228	59,659
Total current assets	418,093	468,140
Cash and marketable securities held in Trust Account	151,953,687	151,022,524
Total assets	$152,371,780	$151,490,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,222	$25,954
Franchise tax payable	37,413	63,950
Income taxes payable	20,628	306,301
Total current liabilities	74,263	396,205
Deferred underwriting commission	5,622,500	5,622,500
Total liabilities	5,696,763	6,018,705

Commitments and contingencies
Common stock subject to possible redemption, 14,167,501 and 14,047,195 shares at redemption value of approximately $10.00 per share as of June 30, 2019 and December 31, 2018, respectively	141,675,013	140,471,955

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,892,499 and 5,012,805 shares issued and outstanding (excluding 14,167,501 and 14,047,195 shares subject to possible redemption as of June 30, 2019 and December 31, 2018, respectively)	489	501
Additional paid-in capital	2,848,947	4,051,993
Retained earnings	2,150,568	947,510
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$152,371,780	$151,490,664

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Operations

	(unaudited) For the three months ended June 30,			(unaudited) For the six months ended June 30,
	2019	2018		2019	2018

General and administrative costs	$18,934		$-	$231,099	$55
Loss from operations	18,934		-	231,099	55

Other Income:
Investment income on Trust Account	920,810		-	1,797,952	-
Income (loss) before income tax provision	901,876		-	1,566,853	(55)
Provision for income taxes	186,482		-	363,795	-

Net income (loss)	$715,394		$-	$1,203,058	$(55)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000			14,950,000	3,737,500
Basic and diluted net income per share, Public Shares	$0.04	$		$0.09	$-
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000		3,737,500	4,110,000	3,737,500
Basic and diluted net loss per share, Founders and Private Placement Shares	$-		$-	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

 Allegro Merger Corp.

Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
For the Six Months Ended June 30, 2019
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(120,306)	(12)	(1,203,046)	-	(1,203,058)
Net income	-	-	-	1,203,058	1,203,058
Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004
For the Three Months Ended June 30, 2019
Balance at March 31, 2019	4,946,038	$496	$3,564,334	$1,435,174	$5,000,004
Common stock subject to possible redemption	(71,589)	(7)	(715,387)	-	(715,394)
Net income	-	--		715,394	715,394
Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the Six Months Ended June 30, 2018
Balance at December 31, 2017	3,737,500	$374	$24,626	$(983)	$24,017
Net loss	-	-	-	(55)	(55)
Balance at June 30, 2018	3,737,500	$374	$24,626	$(1,038)	$23,962
For the Three Months Ended June 30, 2018
Balance at March 31, 2018	3,737,500	$374	$24,626	$(1,038)	$23,962
Net loss	-	-	-	-	-
Balance at June 30, 2018	3,737,500	$374	$24,626	$(1,038)	$23,962

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.
Statements of Cash Flows

	(Unaudited) For the six months ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$1,203,058	$(55)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,797,952)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,430	-
Accounts payable	(9,732)	-
Franchise tax payable	(26,537)	-
Income tax payable	(285,673)	-

Net cash used in operating activities	(882,406)	(55)

Cash flow from investing activities
Investment income released from Trust Account	866,790	-

Net cash provided by investing activities	866,790	-

Cash flows from financing activities
Proceeds from note payable- related party	-	35,000
Payment of offering costs associated with initial public offering	-	(10,707)

Net cash provided by financing activities	-	24,293

Net increase (decrease) in cash	(15,616)	24,238

Cash at beginning of period	408,481	3,545

Cash at end of period	$392,865	$27,783

Supplemental cash flow disclosure:
Cash paid for income taxes	$649,467	$-
Supplemental disclosure of non-cash financing activities:
Accrued formation and offering costs	$-	$413
Change in value of common stock subject to possible redemption	$1,203,058	$-

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

All activity through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 372,500 units (“Private Units”), at a price of $10.00 per Private Unit in a private placement to certain of the Initial Stockholders (defined below), Cantor Fitzgerald & Co. and Chardan Capital Markets LLC (collectively, the “Insiders”), generating gross proceeds of $3,725,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and is being invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination by January 6, 2020 (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers except the Company’s independent registered public accounting firm, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for franchise and income taxes and up to $125,000 of interest on an annual basis for working capital purposes to pay Nasdaq Capital Market (“NASDAQ”) continued listing fees, auditor fees, and trust/custodian administration fees.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. Holders of rights and warrants will receive no proceeds in connection with the liquidation. The Initial Stockholder and the holders of Private Units will not participate in any redemption distribution with respect to their Founder Shares and Private Units, including the Private Shares.

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

Going Concern and Liquidity

As of June 30, 2019, the Company had a cash balance of $392,865 and a working capital balance of $343,830 but $58,041 can be paid by interest income from investments held in the Trust Account, which includes interest income of $1,797,952. The interest income is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis. During the quarter ended June 30, 2019, the Company has withdrawn $507,778 of interest income to pay its franchise and income taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers or directors or an affiliate of the Initial Stockholders, officers or directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts and up to $125,000 of interest on an annual basis for certain working capital purposes, but no other proceeds from the Trust Account would be used for such repayment.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2019 and December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,854,750 Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of franchise and income taxes in the amount of $429,394 and $125,000 per annum in funds available to be withdrawn from Trust for working capital purposes less income attributable to Public Shares, by the weighted average number of Public Shares outstanding since the original issuance. The Founder Shares and Private Shares are calculated separately from Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Note 3 — Initial Public Offering

On July 6, 2018, the Company consummated the Initial Public Offering and sold 14,950,000 Units, including 1,950,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one Warrant and one Right. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

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

The holders of the Private Units (or underlying shares of common stock) will be entitled to registration rights described in Note 6.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 and $75,000 for such services for the three and six months ended June 30, 2019, respectively.

Promissory Notes — Related Parties

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. The notes were paid off in full on July 13, 2018.

Founder Shares

The Initial Stockholders purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share.

In April 2018, the Initial Stockholders surrendered an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 19,060,000 shares of common stock issued and outstanding, respectively including 14,167,501 and 14,047,195 shares issued and possible to redemption, respectively.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Warrants

The Warrants will become exercisable 30 days after the consummation of a Business Combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon the exercise of the Warrants is not effective within 20 business days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except the Placement Warrants are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such Placement Warrants is not effective) or on a cashless basis, at the holder’s option, and not redeemable by the Company, in each case so long as they are still held by the original purchasers or their affiliates.

The Company may call the Warrants for redemption (excluding the Placement Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to its underwriter), in whole and not in part, at a price of $.01 per Warrant:

-	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

-	if, and only if, the reported last sale price of the shares of common stock (or the closing bid price of our common stock in the event shares of our common stock are not traded on any specific day) equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders, and

-	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants at the time of redemption and for the entire 30-day redemption period and continuing each day thereafter until the date of redemption.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
June 30, 2019	$151,953,687	-	-
December 31, 2018	$151,022,524	-	-

As of June 30, 2019 and December 31, 2018, there was a balance of $1,124 and $2,587, respectively, held as cash in Trust Account.

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2019, we had a net income of $1,203,058, which consisted of operating costs of $231,099, offset by investment income from cash and marketable securities held in the Trust Account of $1,797,952. For the six months ended June 30, 2018, we had a net loss of $55, which consisted of formation and operating costs.

 Liquidity and Capital Resources

On July 6, 2018, the Company consummated the Initial Public Offering of 14,950,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 1,950,000 units issued pursuant to the exercise in full of the underwriters’ overallotment option, generating gross proceeds of $149,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 372,500 units, at a price of $10.00 per unit in a private placement to certain of the Company’s stockholders prior to the Initial Public Offering (“Initial Stockholders”), Cantor Fitzgerald and Chardan Capital Markets (collectively, the “Insiders”) at a price of $10.00 per unit, generating gross proceeds of $3,725,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $149,500,000 was placed in the Trust Account and we had $766,268 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $8,725,551 in transaction costs, including $2,600,000 of underwriting fees, $503,051 of other costs, and the deferred underwriting fees of $5,622,500.

At June 30, 2019, we had marketable securities held in the Trust Account of $151,953,687. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

As of June 30, 2019, the Company had a cash balance of approximately $392,865 and a working capital balance of $343,830 but $58,041 can be paid by interest income from investments held in the Trust Account, which includes interest income of $2,453,687 which is available to the Company for tax obligations and we have already withdrawn $125,000 for certain working capital purposes on an annual basis. During the quarter ended June 30, 2019, the Company has withdrawn approximately $507,778 of interest income to pay its franchise and income taxes.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 and $75,000 for such services for the three and six months ended June 30, 2019, respectively.

Private Placement

The Insiders purchased 372,500 Private Units at $10.00 per unit (for an aggregate purchase price of $3,725,000) from the Company simultaneously with the consummation of the Initial Public Offering on July 6, 2018. All of the proceeds received from the sale of the Private Units were placed in the Trust Account. The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed (i) to vote the shares of common stock included therein in favor of any Business Combination, (ii) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the initial Business Combination and (iii) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until 30 days after the completion of the initial Business Combination.

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

In April 2018, the Initial Stockholders surrendered an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, and December 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGRO MERGER CORP.

Date: August 13, 2019	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)