Form 10-Q
period 2019-09-30
Allegro Merger Corp.
filed 2019-11-14
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 14, 2019, 19,060,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$303,522	$408,481
Prepaid expenses and other current assets	69,154	59,659
Total current assets	372,676	468,140
Cash and marketable securities held in Trust Account	152,529,834	151,022,524
Total assets	$152,902,510	$151,490,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,223	$25,954
Franchise tax payable	57,358	63,950
Income taxes payable	-	306,301
Total current liabilities	73,581	396,205
Deferred underwriting commission	5,622,500	5,622,500
Total liabilities	5,696,081	6,018,705

Commitments and contingencies
Common stock subject to possible redemption, 14,220,643 and 14,047,195 shares at redemption value of approximately $10.00 per share as of September 30, 2019 and December 31, 2018, respectively	142,206,425	140,471,955

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,839,357 and 5,012,805 shares issued and outstanding (excluding 14,220,643 and 14,047,195 shares subject to possible redemption as of September 30, 2019 and December 31, 2018, respectively)	484	501
Additional paid-in capital	2,317,539	4,051,993
Retained earnings	2,681,981	947,510
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$152,902,510	$151,490,664

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Operations

	(unaudited) For the three months ended September 30,		(unaudited) For the nine months ended September 30,
	2019	2018	2019	2018

General and administrative costs	$124,471	$129,129	$355,571	$130,002
Loss from operations	124,471	129,129	355,571	130,002

Other Income:
Investment income on Trust Account	820,302	672,783	2,618,254	672,783
Income before income tax provision	695,831	543,654	2,262,683	542,781
Provision for income taxes	164,418	132,584	528,212	132,413

Net income	$531,413	$411,070	$1,734,471	$410,368

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	14,950,000	14,950,000	14,950,000
Basic and diluted net income per share, Public Shares	$0.04	$0.03	$0.13	$0.03
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	3,737,500	4,110,000	3,737,500
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.02)	$(0.02)	$(0.06)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Allegro Merger Corp.

Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(173,448)	(17)	(1,734,454)	-	(1,734,471)
Net income	-	-	-	1,734,471	1,734,471
Balance at September 30, 2019	4,839,357	$484	$2,317,539	$2,681,981	$5,000,004
For the Three Months Ended September 30, 2019
Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004
Common stock subject to possible redemption	(53,142)	(5)	(531,408)	-	(531,413)
Net income	-	-	-	531,413	531,413
Balance at September 30, 2019	4,839,357	$484	$2,317,539	$2,681,981	$5,000,004

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	3,737,500	$374	$24,626	$(983)	$24,017
Sale of units in initial public offering	14,950,000	1,495	149,498,505	-	149,500,000
Offering costs associated with initial public offering	-	-	(8,725,551)	-	(8,725,551)
Sale of private placement units	372,500	37	3,724,963	-	3,725,000
Common stock subject to possible redemption	(13,993,383)	(1,399)	(139,932,431)	-	(139,933,830)
Net income	-	-	-	410,368	410,368
Balance at September 30, 2018	5,066,617	$507	$4,590,112	$409,385	$5,000,004
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	3,737,500	$374	$25,273	$(1,685)	$23,962
Sale of units in initial public offering	14,950,000	1,495	149,498,505	-	149,500,000
Offering costs associated with initial public offering	-	-	(8,726,198)	-	(8,726,198)
Sale of private placement units	372,500	37	3,724,963	-	3,725,000
Common stock subject to possible redemption	(13,993,383)	(1,399)	(139,932,431)	-	(139,933,830)
Net income	-	-	-	411,070	411,070
Balance at September 30, 2018	5,066,617	$507	$4,590,112	$409,385	$5,000,004

The accompanying notes are an integral part of these unaudited financial statements.

Allegro Merger Corp.
Statements of Cash Flows

	(Unaudited) For the nine months ended September 30,
	2019	2018
Cash flow from operating activities
Net income	$1,734,471	$410,368
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,618,254)	(672,783)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,496)	(68,762)
Accounts payable	(9,731)	11,800
Franchise tax payable	(6,592)	42,246
Income tax payable	(306,301)	132,413

Net cash used in operating activities	(1,215,903)	(144,718)

Cash flow from investing activities
Investment income released from Trust Account	1,110,944	-
Cash deposited into Trust Account	-	(149,500,000)

Net cash provided by (used in) investing activities	1,110,944	(149,500,000)

Cash flows from financing activities
Proceeds from note payable- related party	-	35,000
Repayment of note payable- related party	-	(65,000)
Proceeds from initial public offering	-	149,500,000
Payment of offering costs associated with initial public offering	-	(3,052,579)
Proceeds from private units	-	3,725,000

Net cash provided by financing activities	-	150,142,421

Net increase (decrease) in cash	(104,959)	497,703

Cash at beginning of period	408,481	3,545

Cash at end of period	$303,522	$501,248

Supplemental cash flow disclosure:
Cash paid for income taxes	$880,467	$-
Supplemental disclosure of non-cash financing activities:
Initial Classification of common stock subject to possible redemption	$-	$139,933,830
Deferred underwriting commissions charged to additional paid-in-capital in connection with the initial public offering	$-	$5,622,500
Change in value of common stock subject to possible redemption	$1,734,471	$-

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

All activity through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern and Liquidity

As of September 30, 2019, the Company had a cash balance of $303,522 and a working capital balance of $299,095 but $57,358 can be paid by interest income from investments held in the Trust Account, which includes interest income of $2,618,254. The interest income is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis. During the quarter ended September 30, 2019, the Company has withdrawn $244,159 of interest income to pay its franchise and income taxes.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2019 and December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of franchise and income taxes in the amount of $622,784 and $1,991,342 for three and nine months ended September 30, 2019, respectively, and $498,770 and $498,124 for three and nine months ended September 30, 2018 and $62,500 in funds available to be withdrawn from Trust for working capital purposes less income attributable to Public Shares, by the weighted average number of Public Shares outstanding during the period. The Founder Shares and Private Shares are calculated separately from Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 and $112,500 for such services for the three and nine months ended September 30, 2019, respectively. The Company expensed and paid the affiliate $34,285 for such services for the three and nine months ended September 30, 2018, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 19,060,000 shares of common stock issued and outstanding, respectively including 14,220,643 and 14,047,195 shares issued and possible to redemption, respectively.

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

Allegro Merger Corp.

Notes to Financial Statements

(unaudited)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
September 30, 2019	$152,529,834	-	-
December 31, 2018	$151,022,524	-	-

As of September 30, 2019, and December 31, 2018, there was a balance of $935 and $2,587, respectively, held as cash in Trust Account.

There were no transfers between the levels during the reporting period.

Note 9 — Subsequent Events

On November 8, 2019, Allegro Merger Corp., a Delaware corporation (“Allegro”), entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among Allegro, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Allegro (“Merger Sub”), TGIF Holdings, LLC, a Delaware limited liability company (“TGIF”), TGIF Midco, Inc., a Delaware corporation (“Midco”), and Rohit Manocha, solely in his capacity as the initial representative of the equityholders of TGIF and Midco.

TGIF and Midco are holding companies for the TGI Friday’s business, an American casual dining bar and grill concept with approximately 840 locations in more than 55 countries.

Pursuant to the Merger Agreement, (i) TGIF will distribute all of the shares of Midco held by TGIF to its equityholders (the “Distribution”), (ii) immediately following the Distribution, Merger Sub will merge with and into Midco, with Midco surviving ( the “Merger”), and (iii) immediately following the Merger, Midco will merge with and into Allegro with Allegro surviving (the “Second Merger”, and together with the Distribution, the Merger, and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Allegro will become the holding company for the TGI Friday’s business.

Under the Merger Agreement, the equityholders of Midco following the Distribution will receive an aggregate of $30,000,000 in consideration, in the form of cash and shares of Allegro common stock, with the mix of cash and shares of Allegro common stock to be determined at the option of the equityholders, subject to the requirement that at least 40% of such aggregate consideration is received in shares of Allegro common stock. The equityholders of TGIF and Midco will also have the right to receive up to 2,000,000 shares of Allegro common stock if (i) Allegro’s EBITDA equals or exceeds $70,000,000 as reported in Allegro’s annual report on Form 10-K for the year ended December 31, 2020, December 31, 2021, or December 31, 2022 or (ii) the reported last sale price of Allegro’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days at any time after the closing of the Transactions and prior to December 31, 2022.

The equityholders of Midco receiving shares of Allegro’s common stock upon the closing of the Transactions will be subject to a lockup period for all shares of Allegro’s common stock received as part of the closing consideration, which terminates on the earlier of (i) December 15, 2020, (ii) Allegro’s completion of a liquidation, merger, stock exchange, or other similar transaction that results in all holders of Allegro’s common stock having the right to exchange their shares of Allegro common stock for cash or other property, or (iii) the reported closing sale price of Allegro’s common stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for a period of 20 consecutive trading days during a 30-trading day period commencing at least 150 days after the closing of the Transactions.

Upon the closing of the Transactions, Cowen and Company, LLC (“Cowen”) will be entitled to a facilitation fee in the amount of (i) $3,800,000 payable in cash, (ii) an aggregate of 796,875 shares of common stock of Allegro to be transferred from certain of Allegro’s officers, directors, and holders of Allegro’s common stock issued prior to Allegro’s initial public offering (“Founder Shares”), and (iii) an aggregate of up to an additional 478,125 Founder Shares if Allegro requests assistance from Cowen to raise additional capital to satisfy the Minimum Cash Condition (defined below), with the number of Founder Shares transferrable to be determined by a ratio set forth in the Merger Agreement. For one year after the closing of the Transactions, all Founder Shares transferred to Cowen will remain in escrow and continue to be subject to the transfer restrictions applicable to such shares prior to such transfer.

The Transactions are expected to be consummated in the first quarter of 2020, following receipt of the required approval by the stockholders of Allegro and the fulfillment of other conditions.

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended September 30, 2019, we had a net income of $1,734,471, which consisted of operating costs of $355,571, offset by investment income from cash and marketable securities held in the Trust Account of $2,618,254. For the three months ended September 30, 2019, we had a net income of $531,413, which consisted of operating costs of $124,471, offset by investment income from cash and marketable securities held in the Trust Account of $820,302.

For the nine months ended September 30, 2018, we had a net income of $410,368, which consisted of formation and operating costs of $130,002, offset by investment income from cash and marketable securities held in the Trust Account of $672,783. For the three months ended September 30, 2018, we had a net income of $411,070, which consisted of formation and operating costs of $129,129, offset by investment income from cash and marketable securities held in the Trust Account of $672,783.

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

At September 30, 2019, we had marketable securities held in the Trust Account of $152,529,834. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

As of September 30, 2019, the Company had a cash balance of approximately $303,522 and a working capital balance of $299,095 but $57,358 can be paid by interest income from investments held in the Trust Account, which includes interest income of $2,618,254 which is available to the Company for tax obligations and we have already withdrawn $125,000 for certain working capital purposes on an annual basis (as allowed by the Underwriting Agreement). During the quarter ended September 30, 2019, the Company has withdrawn approximately $244,159 of interest income to pay its franchise and income taxes.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $37,500 and $112,500 for such services for the three and nine months ended September 30, 2019, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, and December 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGRO MERGER CORP.

Date: November 14, 2019	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)