Form 10-K
period 2019-12-31
Allegro Merger Corp.
filed 2020-02-19
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-38581

ALLEGRO MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2425125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, one right, and one redeemable warrant	ALGRU	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	ALGR	The Nasdaq Stock Market LLC

Rights, each exchangeable for one-tenth (1/0) of one share of common stock	ALGRR	The Nasdaq Stock Market LLC

Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	ALGRW	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock outstanding, other than by persons who may be deemed affiliates of the registrant, as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $161,743,461 based on the price of $10.02 per share on June 28, 2019.

As of February 7, 2020, there were 15,277,131 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“Allegro,” “we,” “us,” “our,” “company,” “our company” or similar phrases are to Allegro Merger Corp.;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering;

●	“Chardan” are to Chardan Capital Markets LLC, one of the underwriters of our initial public offering;

●	“common stock” are to our shares of common stock, par value $0.0001 per share;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial stockholders” are the holders of the private shares;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Agreement” are to the Agreement and Plan of Merger, dated as of November 8, 2019, by and among the Company, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Allegro (“Merger Sub”), TGIF Holdings, LLC, a Delaware limited liability company (“Holdings”), TGIF Midco, Inc., a Delaware corporation and currently a subsidiary of Holdings (“Midco” and together with Holdings and their subsidiaries, “TGI Fridays”), and Rohit Manocha, solely in his capacity as the initial representative of the equityholders of Holdings and Midco.

●	“private placement shares” are to the shares of common stock underlying the private placement units;

●	“private placement units” are to the 372,500 units purchased by our initial stockholders, Cantor, and Chardan in the private placement that occurred simultaneously with the completion of our initial public offering, each private placement unit consisting of one share of common stock, one right, and one warrant;

●	“private placement warrants” are to the warrants underlying the private placement units;

●	“private shares” are to the 3,737,500 shares of our common stock sold by us to our initial stockholders prior to our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders, Cantor, Chardan and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“rights” are to our rights, each right exchangeable for one-tenth (1/10) of one share of common stock upon the completion of our initial business combination;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“units” are to the 14,950,000 units sold in the initial public offering, including 1,950,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of common stock, one right, and one warrant; and

●	“warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the completion of our initial business combination or July 6, 2019.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

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

iii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in Delaware on August 7, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “business combination”). Prior to executing the Merger Agreement with TGI Fridays, which is discussed in more detail below, Allegro’s efforts were limited to organizational activities, completion of its initial public offering and the evaluation of possible business combinations.

Initial Public Offering

Prior our initial public offering, we issued to Eric Rosenfeld, our Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. Mr. Rosenfeld then transferred all of the shares to two trusts for the benefit of his immediate family members, and subsequently, a portion of such shares was transferred to the other initial stockholders in exchange for $0.01 per share. In April 2018, the initial stockholders contributed to our capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 shares of common stock.

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

Following the closing of the initial public offering on July 6, 2018, an amount of $149,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units was placed in the trust account.

Proposed Business Combination

On November 8, 2019, we entered into the Merger Agreement with Merger Sub, Holdings, Midco, Rohit Manocha, solely in his capacity as the initial representative of the equityholders of Holdings and Midco. Pursuant to the Merger Agreement, (i) Holdings will distribute all of the shares of Midco held by Holdings to its equityholders (the “Distribution”), (ii) immediately following the Distribution, Merger Sub will merge with and into Midco, with Midco surviving (the “Merger”), and (iii) immediately following the Merger, Midco will merge with and into Allegro with Allegro surviving (the “Second Merger”, and together with the Distribution, the Merger, and the other transactions contemplated by the Merger Agreement, the “Transactions”).

Under the Merger Agreement, the equityholders of Midco following the Distribution (which were the equityholders of Holdings prior to the Distribution) will receive an aggregate of $30,000,000 in consideration, in the form of cash and shares of common stock, with the mix of cash and shares of common stock determined at the option of the equityholders. Holders of approximately 86% of the outstanding membership interests of Holdings have elected to receive shares of common stock as consideration in the Merger and holders of approximately 14% of the outstanding membership interests of Holdings have elected to receive cash. Therefore, upon consummation of the Merger, we will issue an aggregate of 2,561,786 shares of common stock and $3,997,919 in cash to the equityholders of Midco. The equityholders of Midco will also have the right to receive up to 2,000,000 shares of common stock upon the first to occur of: (i) Allegro’s adjusted EBITDA equals or exceeds $70,000,000 as reported in Allegro’s annual report on Form 10-K for the year ended December 31, 2020, December 31, 2021, or December 31, 2022 or (ii) the reported last sale price of our common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 trading days in a 30 trading day period at any time after the closing of the Transactions and prior to December 31, 2022.

The equityholders of Midco receiving shares of common stock upon the closing of the Transactions will be subject to a lockup period for all shares of common stock received as part of the closing consideration, which terminates on the earlier of (i) December 15, 2020, (ii) our completion of a liquidation, merger, stock exchange, or other similar transaction that results in all holders of our common stock having the right to exchange their shares of common stock for cash or other property, or (iii) the reported closing sale price of our common stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for a period of any 20 trading days during a 30-trading day period commencing at least 150 days after the closing of the Transactions.

Upon the closing of the Transactions, Cowen and Company, LLC (“Cowen”) will be entitled to a facilitation fee in the amount of (i) $3,800,000 payable by Allegro in cash, (ii) an aggregate of 796,875 shares of common stock to be transferred from David D. Sgro, Eric Rosenfeld 2017 Trust No. 1, Eric Rosenfeld 2017 Trust No. 2, and Gregory Monahan, and (iii) an aggregate of up to an additional 478,125 shares of common stock to be transferred from David D. Sgro, Eric Rosenfeld 2017 Trust No. 1, Eric Rosenfeld 2017 Trust No. 2, and Gregory Monahan, if Allegro requests assistance from Cowen to raise additional capital to satisfy the minimum cash closing condition set forth in the Merger Agreement, with the number of shares of common stock transferrable to be determined by a ratio set forth in the Merger Agreement. For one year after the closing of the Transactions, all shares of common stock transferred to Cowen will continue to be subject to the transfer restrictions applicable to such shares prior to such transfer.

The Transactions will result in Allegro acquiring the TGI Fridays business, an American casual dining bar and grill concept.

Consummation of the Transactions is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $30 million. Further information regarding the proposed business combination, the proposed business of the combined company following consummation of the Transactions and the risks related to the proposed business of the combined company following consummation of the Transactions can be found in our Current Report on Form 8-K filed with the SEC on November 8, 2019, the preliminary proxy statement filed by the Company with the SEC on January 24, 2020, and the definitive proxy statement to be filed by the Company with the SEC. Unless otherwise indicated, the information in this annual report assumes we will not consummate the Transactions, will not find an alternative target with which to consummate an initial business combination, and will be forced to liquidate.

Extension Amendment

On November 27, 2019, we filed a preliminary proxy statement seeking approval from our stockholders to amend our charter (the “Extension Amendment”) to extend the date by which we were required to complete our initial business combination from January 6, 2020 to March 31, 2020 (the “Extended Date”). On December 9, 2019, we filed our definitive proxy statement for the Extension Amendment, and set a meeting date of December 23, 2019. On December 23, 2019, we announced that we had adjourned the meeting until January 3, 2020 in order to provide our stockholders with sufficient time to review and act upon the proxy supplement filed by us with the SEC on December 23, 2019. This proxy supplement informed Allegro’s shareholders that the individuals and entities that participated in the private placement of units that occurred simultaneously with Allegro’s initial public offering had agreed that if the Extension Amendment was approved, they or their affiliates would contribute, pro rata in accordance with their purchases of private units, a loan (each loan being referred to as a “Contribution”) for each public share that was not converted in connection with the stockholder vote to approve the Extension Amendment in an amount of $0.02 as a prorated amount for the partial month of January 2020 and $0.025 for each of February 2020 and March 2020, for aggregate Contributions of approximately $1.05 million (assuming no public shares were converted).

At the meeting held on January 3, 2020, our stockholders approved extending the date by which we were required to complete a business combination transaction to the Extended Date, and in connection therewith, an aggregate of 3,782,869 public shares were converted for their pro rata portion of the trust account balance and the aggregate Contributions were reduced to $781,699, accordingly.

Effecting a Business Combination

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $500,000 for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The initial stockholders, Cantor, and Chardan have each agreed with respect to their private shares and private placement shares, and in the case of the initial stockholders, any public shares held by them, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

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

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, our initial stockholders have agreed to waive their redemption rights with respect to their private shares, private placement shares and public shares and Cantor and Chardan have agreed to waive their redemption rights with respect to their private placement shares.

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

Further, if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our initial stockholders have agreed to vote their private shares and private placement shares and any public shares held by them in favor of our initial business combination. Upon completion of our initial public offering and the private placement, our initial stockholders owned an aggregate of 4,060,000 shares of common stock, representing 21.3% of our outstanding shares. Accordingly 5,470,001 public shares constituting 36.6% of our outstanding public shares must be voted in favor of our initial business combination in order for it to be approved. Additionally, each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. Our initial stockholders have agreed to waive their redemption rights with respect to their private shares, private placement shares and public shares, and Cantor and Chardan have agreed to waive their redemption rights with respect to their private placement shares, in connection with the consummation of a business combination.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until March 31, 2020.

Redemption of public shares and liquidation if no initial business combination

We will have until March 31, 2020 to complete our initial business combination. If we are unable to consummate our initial business combination on or before March 31, 2020, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination on or before March 31, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, Cantor, and Chardan have agreed to waive their redemption rights with respect to their private shares and private placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2020 and (iii) if we fail to consummate a business combination or liquidate by March 31, 2020. The initial stockholders have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2020. However, if the initial stockholders of, or any of our officers, directors or affiliates acquires public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period. In addition, Cantor and Chardan will have the same redemption rights as a public stockholder with respect to any public shares they acquire.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or before March 31, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us for working capital purposes or to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

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

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution from the trust account to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by March 31, 2020 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by March 31, 2020 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by March 31, 2020, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, up to $125,000 on an annual basis for certain of our working capital expenses and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 31, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination on or before March 31, 2020, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or before March 31, 2020 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to March 31, 2020 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

We are an emerging growth company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an emerging growth company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a business combination, we will never generate any operating revenues.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2019, we had $87,797 in cash and cash equivalents and working capital of $101,158 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial business combination may not be successful.

Additionally, we have only until March 31, 2020 to complete our initial business combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and up to $125,000 released to us annually to fund working capital requirements) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern. No adjustments to our financial statements contained in this Form 10-K have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2020.

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

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares of common stock into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed to vote the private shares and any private placement shares and public shares they hold in favor of our initial business combination. Our initial stockholders own approximately 26.6% of our common stock as of the date of this annual report. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their private shares, private placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each initial stockholder and each holder of private placement units has agreed to waive his, her or its respective redemption rights with respect to private shares and private placement shares, and in the case of the initial stockholders, public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

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

The requirement that we complete a business combination by March 31, 2020 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination on or before March 31, 2020. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to March 31, 2020. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or initial stockholders. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

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

We may not be able to consummate a business combination by March 31, 2020, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by March 31, 2020. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination on or before March 31, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by March 31, 2020, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by March 31, 2020, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2020; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to March 31, 2020 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by March 31, 2020 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 31, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt.

Each of the foregoing risks may make it difficult for us to complete a business combination. In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination on or before March 31, 2020 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 31, 2020 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

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

Pursuant to an agreement entered into concurrently with the consummation of our initial public offering, our initial stockholders, purchasers of private placement units and their permitted transferees can demand that we register the private shares, private placement units, private placement shares, private placement rights and private placement warrants, and the shares of common stock issuable upon conversion of the private placement rights and exercise of the private placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

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

We may decide to acquire one or more businesses affiliated with our initial stockholders, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm, a firm that regularly prepares valuation reports on the type of company that we are seeking to acquire or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or our initial stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Since holders of private shares and private placement units will lose some or all of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial stockholders, holders of private placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial stockholders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding rights.

Our rights were issued in registered form under a Right Agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The Right Agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Right Agreement requires the approval by the holders of at least 65% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, decrease the number of shares of our common stock issuable upon conversion of a right.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any private placement warrants held by our initial stockholders or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are listed on Nasdaq, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by March 31, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space is included in the $12,500 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, charges us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock, rights, and warrants are listed on the Nasdaq Capital Market, or Nasdaq, under the symbols “ALGRU,” “ALGR,” “ALGRR” and “ALGRW,” respectively. Our units commenced public trading on July 6, 2018, and our common stock, rights, and warrants commenced public trading on August 13, 2018.

Holders

As of January 28, 2020, there were 17 holders of record of our units, 16 holders of record of our shares of common stock, 1 holders of record of our warrants, and 1 holders of record of our rights. We believe we have in excess of 300 beneficial holders of our securities.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide disclosure in response to this item.

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

Overview

We are a blank check company formed on August 7, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

Initial Public Offering

Prior to our initial public offering, we issued to Eric Rosenfeld, our Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. Mr. Rosenfeld then transferred all of the shares to two trusts for the benefit of his immediate family members, and subsequently, a portion of such shares was transferred to the other initial stockholders in exchange for $0.01 per share. In April 2018, the initial stockholders contributed to capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 shares of common stock.

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

Following the closing of the initial public offering on July 6, 2018, an amount of $149,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units was placed in the trust account. Continental Stock Transfer & Trust Company is acting as trustee. The trust funds are invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination by March 31, 2020. Eric Rosenfeld has agreed that he will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and simultaneous private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On November 8, 2019, we entered into the Merger Agreement with Merger Sub, Holdings, Midco, Rohit Manocha, solely in his capacity as the initial representative of the equityholders of Holdings and Midco. Pursuant to the Merger Agreement, (i) Holdings will effectuate the Distribution, (ii) immediately following the Distribution, the Merger will be consummated, and (iii) immediately following the Merger, the Second Merger will be consummated.

Under the Merger Agreement, the equityholders of Midco following the Distribution (which were the equityholders of Holdings prior to the Distribution) will receive an aggregate of $30,000,000 in consideration, in the form of cash and shares of common stock, with the mix of cash and shares of common stock determined at the option of the equityholders. Holders of approximately 86% of the outstanding membership interests of Holdings have elected to receive shares of common stock as consideration in the Merger and holders of approximately 14% of the outstanding membership interests of Holdings have elected to receive cash. Therefore, upon consummation of the Merger, we will issue an aggregate of 2,561,786 shares of common stock and $3,997,919 in cash to the equityholders of Midco. The equityholders of Midco will also have the right to receive up to 2,000,000 shares of common stock upon the first to occur of: (i) Allegro’s adjusted EBITDA equals or exceeds $70,000,000 as reported in Allegro’s annual report on Form 10-K for the year ended December 31, 2020, December 31, 2021, or December 31, 2022 or (ii) the reported last sale price of our common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 trading days in a 30 trading day period at any time after the closing of the Transactions and prior to December 31, 2022.

The equityholders of Midco receiving shares of common stock upon the closing of the Transactions will be subject to a lockup period for all shares of common stock received as part of the closing consideration, which terminates on the earlier of (i) December 15, 2020, (ii) our completion of a liquidation, merger, stock exchange, or other similar transaction that results in all holders of our common stock having the right to exchange their shares of common stock for cash or other property, or (iii) the reported closing sale price of our common stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for a period of any 20 trading days during a 30-trading day period commencing at least 150 days after the closing of the Transactions.

Upon the closing of the Transactions, Cowen will be entitled to a facilitation fee in the amount of (i) $3,800,000 payable by Allegro in cash, (ii) an aggregate of 796,875 shares of common stock to be transferred from David D. Sgro, Eric Rosenfeld 2017 Trust No. 1, Eric Rosenfeld 2017 Trust No. 2, and Gregory Monahan, and (iii) an aggregate of up to an additional 478,125 shares of common stock to be transferred from David D. Sgro, Eric Rosenfeld 2017 Trust No. 1, Eric Rosenfeld 2017 Trust No. 2, and Gregory Monahan, if Allegro requests assistance from Cowen to raise additional capital to satisfy the minimum cash closing condition set forth in the Merger Agreement, with the number of shares of common stock transferrable to be determined by a ratio set forth in the Merger Agreement. For one year after the closing of the Transactions, all shares of common stock transferred to Cowen will continue to be subject to the transfer restrictions applicable to such shares prior to such transfer.

The Transactions will result in Allegro acquiring the TGI Fridays business, an American casual dining bar and grill concept.

Consummation of the Transactions is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $30 million. Further information regarding the proposed business combination, the proposed business of the combined company following consummation of the Transactions and the risks related to the proposed business of the combined company following consummation of the Transactions can be found in our Current Report on Form 8-K filed with the SEC on November 8, 2019, the preliminary proxy statement filed by the Company with the SEC on January 24, 2020, and the definitive proxy statement to be filed by the Company with the SEC. Unless otherwise indicated, the information in this annual report assumes we will not consummate the Transactions, will not find an alternative target with which to consummate an initial business combination, and will be forced to liquidate.

Extension Amendment

On January 3, 2020, the Company received stockholder approval to extend the date by which it must complete an initial business combination from January 6, 2020 to March 31, 2020. In connection with such extension, holders of 3,782,869 public shares exercised their right to convert their shares into a pro rata portion of the cash held in the trust account and certain of Allegro’s initial stockholders made aggregate contributions of $781,699.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity up to December 31, 2019 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate and expenses incurred in connection with the proposed business combination with TGI Fridays. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of $1,927,147, which consisted of interest income from our trust account of $3,234,522 offset by operating expenses of $523,845 and franchise and income taxes of $132,000 and $651,530, respectively.

For the year ended December 31, 2018, we had net income of $948,493, which consisted of interest income from our trust account of $1,522,523 offset by operating expenses of $204,780 and franchise and income taxes of $63,950 and $306,301, respectively.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

We presently have no revenue; our net income of $1,927,147 for the year ended December 31, 2019 consists primarily of interest income on the trust account. Through December 31, 2019, our liquidity needs were satisfied through receipt of $3,234,522 in interest income on the trust account, the proceeds from the consummation of the private placement not held in Trust Account of approximately $766,000, and $25,000 from the sale of the private shares.

In order to finance transaction costs in connection with an initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had working capital of $101,158 (excluding income taxes and franchise fees which may be paid out of the trust account). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

Private Shares

In connection with Allegro’s organization in August 2017, Allegro issued to Eric Rosenfeld, the Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Prior to the initial public offering, Mr. Rosenfeld then transferred all of the shares to two trusts for the benefit of his immediate family members, and subsequently, the trusts transferred a portion of such private shares to the other initial stockholders in exchange for $0.01 per share. In April 2018, the initial stockholders contributed to Allegro’s capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 private shares.

The private shares are identical to the shares of common stock included in the units sold in the initial public offering. However, the initial stockholders have agreed (A) not to transfer, assign or sell any of their private until the earlier to occur of: (i) one year after the completion of Allegro’s initial business combination or (ii) the date on which Allegro completes a liquidation, merger, stock exchange or other similar transaction after the initial business combination that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (iii) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Allegro’s initial business combination, and (B) each holder of private shares has agreed to waive his, her or its redemption rights with respect to the private shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend Allegro’s charter to modify the substance or timing of Allegro’s obligation to redeem 100% of the public shares if Allegro does not complete an initial business combination by the required deadline, (iii) if Allegro fails to consummate an initial business combination by the required deadline, and (iv) upon Allegro’s liquidation. Additionally, the initial stockholders have agreed to vote their private shares in favor of the initial business combination.

Promissory Notes

Allegro issued two notes totaling $30,000 in unsecured promissory notes to Eric S. Rosenfeld, Allegro’s Chief Executive Officer, in 2017. On February 5, 2018, Allegro issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. Due to the short-term nature of these notes, the fair value of the notes approximated their carrying amount. Allegro fully repaid these amounts on July 13, 2018.

In connection with the Extension Amendment, Allegro’s initial stockholders and their affiliates contributed to Allegro, pro rata in accordance with their purchases of private placement units, a Contribution in the form of a loan for each public share that is not converted in connection with the stockholder vote to approve the Extension Amendment in an amount of $0.02 as a prorated amount for the partial month of January 2020 and $0.025 for each of February 2020 and March 2020, for an aggregate Contribution of $781,699. The obligation of the insiders to make each Contribution shall be subject to the continued effectiveness of the Merger Agreement as of the Contribution date, or, if the Merger Agreement is earlier terminated, the affirmative majority vote of the board of directors of Allegro requiring such Contribution. If the board of directors determined not to require the Contribution, Allegro would distribute the remaining amounts in the trust account to the then holders of public shares. Subject to the foregoing proviso, each Contribution will be deposited in the trust account established in connection with Allegro’s initial public offering. The first Contribution of $223,343 and a second Contribution of $279,178 was deposited into the trust account on January 6, 2020 and January 31, 2020, respectively. Allegro will deposit the third Contribution on or before February 29, 2020, to the same trust account.

The Contributions will not bear any interest and will be repayable by Allegro to the insiders or their affiliates upon consummation of an initial business combination. The loans will be forgiven if Allegro is unable to consummate an initial business combination except to the extent of any funds held outside of Allegro’s trust account.

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC an entity controlled by Eric Rosenfeld, the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. The Company paid $150,000 and $71,786, for such services for the years ended December 31, 2019 and 2018, respectively.

Private Placement Units

Simultaneous with the consummation of the initial public offering, Allegro consummated the private placement of 372,500 private placement units at a price of $10.00 per private placement unit, generating total proceeds of $3,725,000. The private placement units were purchased by the initial stockholders, Cantor, and Chardan.

Allegro’s initial stockholders, Cantor, and Chardan have the right to require Allegro to register the private placement units for resale, as described below under “—Registration Rights”. Allegro will bear the costs and expenses of filing any such registration statements. The private placement rights are identical to the rights that were sold as part of the units in Allegro’s initial public offering. The private placement warrants are non-redeemable so long as they are held by the initial stockholders or their permitted transferees. The private placement warrants may also be exercised by the initial stockholders or their permitted transferees, for cash or on a cashless basis. Other than as stated above, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in Allegro’s initial public offering. The private placement units are not transferrable until 30 days after the consummation of Allegro’s initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of Allegro’s initial business combination Allegro completes a liquidation, merger, stock exchange or other similar transaction that results in all of Allegro’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019 and 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

As discussed above, we entered into an agreement to pay an affiliate of our Chief Executive Officer an aggregate monthly fee of $12,500 for office space and office and administrative support provided to the Company. We began incurring these fees upon the consummation of our initial public offering and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

We have engaged our underwriters as advisors in connection an initial business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount of $5,622,500. In connection with the proposed business combination with TGI Fridays, we engaged Piper Jaffray as an investment advisor to assist us in in identifying and communicating with potential new investors in the combined company and performing other related services. Upon consummation of the proposed business combination we will pay Piper Jaffray an aggregate of $1.1 million which we are permitted to allocate from the deferred underwriting fee.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

The JOBS Act permits an emerging growth company such as us to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. Among these provisions is an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. We have elected to rely on this exemption and are not providing such an attestation from our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	62	Chief Executive Officer
David D. Sgro	43	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	29	Chief Financial Officer
John P. Schauerman	63	Director
Adam J. Semler	55	Director
Leonard B. Schlemm	67	Director
Robert Michael Deluce	41	Director

Eric S. Rosenfeld, age 62, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018. In addition, Mr. Rosenfeld has served as the President and Chief Executive Officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to Crescendo Partners, L.P., from 1985 to 1998, Mr. Rosenfeld served as Managing Director of CIBC Oppenheimer, an investment bank and financial services company. Mr. Rosenfeld also serves on the board of directors for several other companies, including Cott Corporation (NYSE: COT), a consumer beverage company, CPI Aerostructures, Inc. (NYSE American: CVU), a manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets, NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC, for which he also served as Chief Executive Officer), a natural gas development company, Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Executive Officer), a maritime logistics and shipping company, and Aecon Group, Inc. (TSE: ARE), a construction company. Mr. Rosenfeld previously served on the board of directors of several companies, including Absolute Software Corporation (TSE: ABT), a provider of security and management for computers and ultra-portable devices, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Executive Officer), a geophysical services company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Executive Officer), a holding company for specialty contractor and infrastructure businesses, DALSA Corp., a digital imaging and semiconductor manufacturer, and Hill International Inc. (NYSE: HIL) (and Arpeggio Acquisition Corp. prior to its merger with HIL, for which he also served as Chief Executive Officer), a construction project management firm. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

Allegro believes Mr. Rosenfeld is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his extensive public company experience and investment expertise.

David D. Sgro, CFA, age 43, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. In addition, Mr. Sgro has served as Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since December 2014, and has held numerous positions with Crescendo Partners, L.P. since December 2005. Mr. Sgro has also served as the Director of Research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also serves on the board of directors of several other companies, including Hill International Inc. (NYSE: HIL), a construction project management firm, and Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Financial Officer), a maritime logistics and shipping company. Mr. Sgro previously served on the board of directors of several companies, including NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC), a natural gas development company, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Financial Officer), a geophysical services company, Imvescor Restaurant Group, a restaurant franchisor, COM DEV International Ltd., a global designer and manufacturer of space hardware, Bridgewater Systems, Inc., a telecommunications software company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Financial Officer), a holding company for specialty contractor and infrastructure businesses, and BSM Technologies, Inc., a GPS enabled fleet management service provider. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Mr. Sgro is a regular guest lecturer at The College of New Jersey and Columbia Business School.

Allegro believes Mr. Sgro is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his public company and operational experience.

Adam H. Jaffe, age 29, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s Chief Financial Officer and Chief Compliance Officer. Mr. Jaffe also serves as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe received a B.S. in Accounting from The Pennsylvania State University, with a minor degree in Finance. He is a New York State Certified Public Accountant (CPA).

John P. Schauerman, age 63, has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr. Schauerman has served as a director of Primoris Corporation since November 2016. He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities since August 2014. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony merger Corp.

Adam J. Semler, age 55, has served as a director of Allegro since April 2018. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Leonard B. Schlemm, age 67, has served as a director of Allegro since April 2018. Mr. Schlemm served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schlemm has also served as a director of Arpeggio Acquisition Corp. and Rhapsody Acquisition Corp. Mr. Schlemm has served as the chairman of Myca Health Inc., a medical software company focused on primary care practices across the United States, since May 2013 and a member of its board since 2008. Mr. Schlemm has also served as the Chairman and CEO of SNFW Fitness B.C. Ltd., the largest fitness center chain in British Columbia. Mr. Schlemm is also the co-founder and a board member in a number of fitness center companies across Canada and Europe, including The Atwater Club (since February 2002) and The Mansfield Clubs (since 2005). He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains, sold to private equity investors in June 2014 for $1.9 billion, and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm was a member of the board of directors of Arpeggio from its inception in April 2004 until its merger in June 2006 and was a member of the board of directors of Rhapsody from its inception in April 2006 until its merger in July 2008. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

We believe Mr. Schlemm is well-qualified to serve as a member of our board due to his operational experience and contacts and his prior experience with Arpeggio Acquisition Corp., Rhapsody Acquisition Corp., and Harmony Merger Corp.

Robert Michael Deluce, age 41, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce continues to have a central role in defining Porter’s strategy and has direct responsibility for all commercial aspects of the business, including sales, marketing, revenue management, network planning and technology functions. Prior to joining Porter, Mr. Deluce was in Global Trading at Scotia Capital. Since May 2016, Mr. Deluce has served on the Board of Directors of UBS Bank Canada. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

Our executive officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer, Controller and such other offices as may be determined by the board of directors.

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

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Allegro’s audit committee of the board of directors currently consists of Adam Semler, John Schauerman and Robert Michael Deluce, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal years ended December 31, 2019 and 2018, Allegro’s audit committee held four and two meetings, respectively. Each of Allegro’s audit committee members attended all of the meetings of the audit committee in fiscal years 2018 and 2019.

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

Nominating Committee

Allegro’s nominating committee of the board of directors currently consists of John P. Schauerman, Adam J. Semler and Leonard B. Schlemm, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on Allegro’s board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

During the fiscal years ended December 31, 2019 and 2018, Allegro’s nominating committee did not hold any meetings.

Compensation Committee

Allegro’s compensation committee of the board of directors currently consists of Robert Michael Deluce, and Leonard B. Schlemm, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal years ended December 31, 2019 and 2018, Allegro’s compensation committee did not hold any meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to our initial public offering by our officers and directors to cover offering-relating and organization expenses and (ii) and payment to Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, of a fee of $12,500 per month for providing us with office space and certain office and administrative services. Individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will approve all such reimbursements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 19, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 15,277,131 outstanding shares of common stock as of February 19, 2020 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)		Amount and Nature of Beneficial Ownership	%
Directors and Officers Prior to the Transactions:
Eric S. Rosenfeld		48,630	*
David D. Sgro	(2)	2,859,263	18.72%
Adam Jaffe		10,045	*
John P. Schauerman		30,000	*
Adam J. Semler	(3)	30,000	*
Leonard B. Schlemm		300,000	1.96%
Robert Michael Deluce		45,000	*
All directors and officers prior to the business combination as a group (7 persons)		3,322,938	21.75%
Five Percent Holders:
Eric Rosenfeld 2017 Trust No. 1		1,553,687	10.17%
HCG Investment Management Inc.	(4)	1,196,111	7.83%
Karpus Management, Inc.	(5)	2,416,832	15.82%
Mizuho Financial Group, Inc.	(6)	1,100,300	7.20%
Bank of Montreal	(7)	1,329,656	8.70%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)	Represents 621,013 shares of common stock which are held individually by Mr. Sgro, 1,553,687 shares of common stock held by the Eric Rosenfeld 2017 Trust No. 1, and 684,563 shares of common stock held by Eric Rosenfeld 2017 Trust No. 2, both trusts established for Mr. Rosenfeld’s children. Mr. Sgro is the trustee of these trusts and has sole voting and dispositive power over the shares.
(3)	Represents shares held by Triple J Holdings II, LLC, an entity managed by Mr. Semler. Mr. Semler has voting and dispositive control over such shares.
(4)	The business address of HCG Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. Information derived from a Schedule 13G filed on February 13, 2019. Assumes that HCG Investment Management Inc. did not convert any of its shares into its pro rata portion of the trust account in connection with the Extension Amendment.
(5)	The business address of Karpus Management, Inc. is 183 Sully’s Trail, Pittsford, NY 14534. Information derived from a Schedule 13G/A filed on February 14, 2020. Assumes that Karpus Asset Management did not convert any of its shares into its pro rata portion of the trust account in connection with the Extension Amendment.
(6)	Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the shares held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan. Information derived from a Schedule 13G filed on February 14, 2020. Assumes that Bank of Montreal did not convert any of its shares into its pro rata portion of the trust account in connection with the Extension Amendment.
(7)	Bank of Montreal beneficially owns shares through its subsidiary, BMO Capital Markets Corp., for certain employee benefit plans, trust and/or customer accounts. The business address of Bank of Montreal is 1 First Canadian Place, Toronto, Canada M5X 1A1. The business address of BMO Capital Markets Corp. is 3 Times Square, New York, NY 10036. Information derived from a Schedule 13G filed on February 14, 2020. Assumes that Bank of Montreal did not convert any of its shares into its pro rata portion of the trust account in connection with the Extension Amendment.

The private shares and private placement units, and securities contained therein, are each subject to transfer restrictions set forth in letter agreements among us, the initial stockholders and purchasers of private placement units. These transfer restrictions provide that such securities are not transferable or salable (A) in the case of the private shares, until the earlier of (1) one year after the completion of our initial business combination or (2) subsequent to our business combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) in the case of the private placement units, including the component securities therein, until 30 days after the consummation of our initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of our initial business combination we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the lockup period, the only permitted transfers are (i) amongst our officers, directors and employees or those of Cantor and Chardan, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death in the case of individuals or pursuant to applicable law or organizational documents upon dissolution in the case of entities, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii) or with our prior consent) where the transferee agrees to the terms of the transfer restrictions and the letter agreement being signed by the transferor. Notwithstanding the foregoing, the letter agreements provide that, in connection with an initial business combination, the initial stockholders may transfer, assign or sell their private shares with our consent, including for a profit, to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreements.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Private Shares

In connection with Allegro’s organization in August 2017, Allegro issued to Eric Rosenfeld, the Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Mr. Rosenfeld then transferred all of the shares to two trusts for the benefit of his immediate family members, and subsequently, a portion of such shares was transferred to the other initial stockholders in exchange for $0.01 per share. In April 2018, the initial stockholders contributed to capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 shares of common stock.

The private shares are identical to the shares of common stock included in the units sold in the initial public offering. However, the initial stockholders have agreed (A) not to transfer, assign or sell any of their private until the earlier to occur of: (i) one year after the completion of Allegro’s initial business combination or (ii) the date on which Allegro completes a liquidation, merger, stock exchange or other similar transaction after the initial business combination that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (iii) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Allegro’s initial business combination, and (B) each holder of private shares has agreed to waive his, her or its redemption rights with respect to the private shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend Allegro’s charter to modify the substance or timing of Allegro’s obligation to redeem 100% of the public shares if Allegro does not complete an initial business combination by the required deadline, (iii) if Allegro fails to consummate an initial business combination by the required deadline, and (iv) upon Allegro’s liquidation. Additionally, the initial stockholders have agreed to vote their private shares in favor of the initial business combination.

Promissory Notes

Allegro issued two notes totaling $30,000 in unsecured promissory notes to Eric S. Rosenfeld, Allegro’s Chief Executive Officer, in 2017. On February 5, 2018, Allegro issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. Due to the short-term nature of these notes, the fair value of the notes approximated their carrying amount. Allegro fully repaid these amounts on July 13, 2018.

In connection with the Extension Amendment, Allegro’s initial stockholders and their affiliates contributed to Allegro, pro rata in accordance with their purchases of private placement units, a Contribution in the form of a loan for each public share that is not converted in connection with the stockholder vote to approve the Extension Amendment in an amount of $0.02 as a prorated amount for the partial month of January 2020 and $0.025 for each of February 2020 and March 2020, for an aggregate Contribution of $781,699. The obligation of the insiders to make each Contribution shall be subject to the continued effectiveness of the Merger Agreement as of the Contribution date, or, if the Merger Agreement is earlier terminated, the affirmative majority vote of the board of directors of Allegro requiring such Contribution. If the board of directors determined not to require the Contribution, Allegro would distribute the remaining amounts in the trust account to the then holders of public shares. Subject to the foregoing proviso, each Contribution will be deposited in the trust account established in connection with Allegro’s initial public offering. The first Contribution of $223,343 and a second Contribution of $279,178 was deposited into the trust account on January 6, 2020 and January 31, 2020, respectively. Allegro will deposit the third Contribution on or before February 29, 2020, to the same trust account.

The Contributions will not bear any interest and will be repayable by Allegro to the insiders or their affiliates upon consummation of an initial business combination. The loans will be forgiven if Allegro is unable to consummate an initial business combination except to the extent of any funds held outside of Allegro’s trust account.

Administrative Service Fee

Allegro presently occupies office space provided by Crescendo Advisors II, LLC an entity controlled by Eric Rosenfeld. Such entity has agreed that until Allegro consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to Allegro as may be required by Allegro from time to time. Allegro has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. Allegro paid $150,000 and $71,786, for such services for the years ended December 31, 2019 and 2018, respectively.

Private Placement Units

Simultaneous with the consummation of the initial public offering, Allegro consummated the private placement of 372,500 private placement units at a price of $10.00 per private placement unit, generating total proceeds of $3,725,000. The private placement units were purchased by the initial stockholders, Cantor, and Chardan.

Allegro’s initial stockholders, Cantor, and Chardan have the right to require Allegro to register the private placement units for resale, as described below under “—Registration Rights”. Allegro will bear the costs and expenses of filing any such registration statements. The private placement rights are identical to the rights that were sold as part of the units in Allegro’s initial public offering. The private placement warrants are non-redeemable so long as they are held by the initial stockholders or their permitted transferees. The private placement warrants may also be exercised by the initial stockholders or their permitted transferees, for cash or on a cashless basis. Other than as stated above, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in Allegro’s initial public offering. The private placement units are not transferrable until 30 days after the consummation of Allegro’s initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of Allegro’s initial business combination Allegro completes a liquidation, merger, stock exchange or other similar transaction that results in all of Allegro’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, Allegro’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan to Allegro funds as may be required. In the event that the initial business combination does not close, Allegro may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of Allegro’s initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of Allegro’s business combination into additional private placement units at a price of $10.00 per unit.

Registration Rights

The holders of the private shares, private placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by Allegro’s initial stockholders, officers, directors or their affiliates will have the right to require Allegro to register under the Securities Act a sale of any securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands. Notwithstanding anything herein to the contrary, Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by Allegro. Notwithstanding anything herein to the contrary, Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements.

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

Audit Fees

During the fiscal years ended December 31, 2019 and 2018, audit fees for our independent registered public accounting firm were $40,500 and $70,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2019 and 2018, we did not pay our independent registered public accounting firm any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2019 and 2018, fees for tax services for our independent registered public accounting firm were $3,000 and $2,200, respectively.

All Other Fees

During the fiscal years ended December 31, 2019 and 2018, we did not pay our independent registered public accounting firm any other fees.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Cantor Fitzgerald & Co. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2018).
2.1	Agreement and Plan of Merger, dated as of November 8, 2019, by and among Allegro Merger Corp., Allegro Merger Sub, Inc., TGIF Holdings, LLC, TGIF Midco, Inc. and Rohit Manocha (solely as representative of the equityholders of TGIF Holdings, LLC and TGIF Midco, Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2019)*
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.7	Description of the Company’s Securities (filed herewith).
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Allegro agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on March 31, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

February 19, 2020

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$87,797	$408,481
Prepaid expenses and other current assets	83,811	59,659
Total current assets	171,608	468,140
Investments held in Trust Account	152,997,948	151,022,524
Total assets	$153,169,556	$151,490,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$70,448	$25,954
Franchise tax payable	77,502	63,950
Income taxes payable	-	306,301
Total current liabilities	147,950	396,205
Deferred underwriting commission	5,622,500	5,622,500
Total liabilities	5,770,450	6,018,705

Commitments and contingencies
Common stock subject to possible redemption, 14,239,910 and 14,047,195 shares at redemption value of approximately $10.00 per share as of December 31, 2019 and 2018, respectively	142,399,102	140,471,955

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,820,090 and 5,012,805 shares issued and outstanding (excluding 14,239,910 and 14,047,195 shares subject to possible redemption as of December 31, 2019 and 2018, respectively)	482	501
Additional paid-in capital	2,124,865	4,051,993
Retained earnings	2,874,657	947,510
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$153,169,556	$151,490,664

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018

General and administrative costs	$655,845	$267,729
Loss from operations	655,845	267,729

Other Income:
Investment income on Trust Account	3,234,522	1,522,523
Income before income tax provision	2,578,677	1,254,794
Provision for income taxes	651,530	306,301

Net income	$1,927,147	$948,493

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	14,950,000
Basic and diluted net income per share, Public Shares	$0.16	$0.07
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	3,920,178
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.10)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2017	3,737,500	$374	$24,626	$(983)	$24,017
Sale of units in initial public offering	14,950,000	1,495	149,498,505	-	149,500,000
Offering costs associated with initial public offering	-	-	(8,725,551)	-	(8,725,551)
Sale of private placement units	372,500	37	3,724,963	-	3,725,000
Common stock subject to possible redemption	(14,047,195)	(1,405)	(140,470,550)	-	(140,471,955)
Net income	-	-	-	948,493	948,493
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(192,715)	(19)	(1,927,128)	-	(1,927,147)
Net income	-	-	-	1,927,147	1,927,147
Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018

Cash flow from operating activities
Net income	$1,927,147	$948,493
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,234,522)	(1,522,523)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,152)	(59,659)
Accounts payable and accrued expenses	44,494	25,953
Franchise tax payable	13,552	63,950
Income tax payable	(306,301)	306,301

Net cash used in operating activities	(1,579,782)	(237,485)

Cash flow from investing activities
Investment income released from Trust Account	1,259,098	-
Cash deposited in Trust Account	-	(149,500,000)

Net cash provided by (used in) investing activities	1,259,098	(149,500,000)

Cash flows from financing activities
Proceeds from note payable- related party	-	35,000
Repayment of note payable- related party	-	(65,000)
Proceeds from initial public offering	-	149,500,000
Payment of offering costs associated with initial public offering	-	(3,052,579)
Proceeds from sale of private units	-	3,725,000

Net cash provided by financing activities	-	150,142,421

Net increase (decrease) in cash	(320,684)	404,936

Cash at beginning of period	408,481	3,545

Cash at end of period	$87,797	$408,481

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,015,467	$-
Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$-	$140,471,955
Deferred underwriting commissions charged to additional paid-in-capital in connection with the initial public offering	$-	$5,622,500
Change in value of common stock subject to possible redemption	$1,927,147	$-

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

All activity through December 31, 2019 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and is being invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination by March 31, 2020 (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers except the Company’s independent registered public accounting firm, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. There can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for franchise and income taxes and up to $125,000 of interest on an annual basis for working capital purposes, which was withdrawn by the Company in May 2019, to pay Nasdaq Capital Market (“NASDAQ”) continued listing fees, auditor fees, and trust/custodian administration fees.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

In connection with the proposed Business Combination with TGI Friday’s, the Company will seek stockholder approval in connection with any Public Stockholder voting either for or against such Business Combination will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). Holders of warrants and rights sold as part of the Units will not be entitled to vote on the Business Combination and will have no conversion or liquidation rights with respect to the shares of common stock underlying such warrants or rights.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

Proposed Business Combination

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

Pursuant to the Merger Agreement, (i) TGIF will distribute all of the shares of Midco held by TGIF to its equityholders (the “Distribution”), (ii) immediately following the Distribution, Merger Sub will merge with and into Midco, with Midco surviving (the “Merger”), and (iii) immediately following the Merger, Midco will merge with and into Allegro with Allegro surviving (the “Second Merger”, and together with the Distribution, the Merger, and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Allegro will become the holding company for the TGI Friday’s business.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

Consummation of the Transactions is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $30 million. Further information regarding the proposed business combination, the proposed business of the combined company following consummation of the Transactions and the risks related to the proposed business of the combined company following consummation of the Transactions can be found in our Current Report on Form 8-K filed with the SEC on November 8, 2019, the preliminary proxy statement filed by the Company with the SEC on January 24, 2020, and the definitive proxy statement to be filed by the Company with the SEC. Unless otherwise indicated, the information in this annual report assumes we will not consummate the Transactions, will not find an alternative target with which to consummate an initial business combination, and will be forced to liquidate.

Extension Amendment

On January 3, 2020, the Company received stockholder approval to extend the date by which it must complete an initial business combination from January 6, 2020 to March 31, 2020. In connection with such extension, holders of 3,782,869 public shares exercised their right to convert their shares into a pro rata portion of the cash held in the trust account, conversion amount of approximately $38.7 million, and certain of Allegro’s initial stockholders made aggregate contributions of $502,521 to the Trust Account.

Going Concern

 As of December 31, 2019, the Company had a cash balance of $87,797 and a working capital balance of $23,656 but $77,502 of franchise tax can be paid by interest income from investments held in the Trust Account, which includes interest income of $3,497,948. The interest income is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis, which was withdrawn by the Company in May 2019. During the year ended December 31, 2019, the Company has withdrawn $1,259,098 of interest income to pay its franchise and income taxes, and working capital purposes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers or directors or an affiliate of the Initial Stockholders, officers or directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts and up to $125,000 of interest on an annual basis for certain working capital purposes, which was withdrawn by the Company in May 2019, but no other proceeds from the Trust Account would be used for such repayment.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2020.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary, Allegro Merger Sub, Inc., a Delaware corporation incorporated on November 7, 2019. All inter-company accounts and transactions are eliminated in consolidation.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the periods  presented. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019 and 2018. The Company is subject to income tax examinations by major taxing authorities since inception, The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2019 and 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account $3,234,522 and $1,522,523, respectively, net of franchise and income taxes in the amount of $2,450,992 for the year ended December 31, 2019, respectively, and $1,152,272 for the year ended December 31, 2018 and $125,000 in funds available to be withdrawn from Trust for working capital purposes, which was withdrawn by the Company in May 2019, less income attributable to Public Shares, by the weighted average number of Public Shares outstanding during the period. The Founder Shares and Private Shares are calculated separately from Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.  The Founder and Private Placement shares of 3,737,500 and 372,500, respectively are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company expensed and paid the affiliate $150,000 and $71,786 for such services for the years ended December 31, 2019 and 2018, respectively.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2019 and December 31, 2018, there were 19,060,000 shares of common stock issued and outstanding, respectively including 14,239,910 and 14,047,195 shares issued and possible to redemption, respectively.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
December 31, 2019	$152,997,948	-	-
December 31, 2018	$151,022,524	-	-

As of December 31, 2019, and December 31, 2018, there was a balance of $45 and $2,587, respectively, held as cash in Trust Account.

There were no transfers between the levels during the reporting periods.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following:

	December 31, 2019	December 31, 2018
Current
Federal	$651,530	$306,301
State	-	-
Deferred
Federal	110,007	42,794
State	-	-
Change in valuation allowance	(110,007)	(42,794)
Income tax provision expense	$651,530	$306,301

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset
Startup/Organizational Costs	$152,801	$42,794
Total deferred tax assets	152,801	42,794
Valuation Allowance	(152,801)	(42,794)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the valuation allowance was approximately $153,000 and $43,000, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2019	December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Federal tax rate change	0.0%	0.0%
Valuation allowance	4.3%	3.4%
Income tax provision expense	25.3%	24.4%

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2020.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	February 19, 2020
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	February 19, 2020
Adam H. Jaffe	(Principal financial and accounting officer)

/s/ David D. Sgro	Chairman of the Board	February 19, 2020
David D. Sgro

/s/ John P. Schauerman	Director	February 19, 2020
John P. Schauerman

/s/ Adam J. Semler	Director	February 19, 2020
Adam J. Semler

/s/ Leonard B. Schlemm	Director	February 19, 2020
Leonard B. Schlemm

/s/ Robert Michael Deluce	Director	February 19, 2020
Robert Michael Deluce