Form 10-Q
period 2020-03-31
Allegro Merger Corp.
filed 2020-06-30
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

None

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

As of June 30, 2020, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 by Allegro Merger Corp., (the “Company”), on March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”). The Company is relying on the Order and was unable to file this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) on a timely basis due to the outbreak of, and local, state and federal governmental responses to, the novel coronavirus pandemic (“COVID-19”). The Company’s operations have experienced disruptions due to the circumstances surrounding COVID-19 including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closure have severely limited access to the Company’s facilities by the Company’s financial reporting and accounting staff involved in the preparation of the Quarterly Report and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Quarterly Report. In light of the impact of the factors described above, the Company was unable to compile and review certain information necessary to permit the Company to timely file the Quarterly Report by May 15, 2020, the original filing deadline, without unreasonable effort and expense. This Quarterly Report on Form 10-Q is being filed in reliance on the SEC Order.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$12,680	$87,797
Prepaid expenses and other current assets	58,249	83,811
Total current assets	70,929	171,608
Cash and marketable securities held in Trust Account	115,232,882	152,997,948
Total assets	$115,303,811	$153,169,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$125,891	$70,448
Franchise tax payable	22,874	77,502
Notes payable – related party	781,700	-
Total current liabilities	930,465	147,950
Deferred underwriting commission	5,622,500	5,622,500
Total liabilities	6,552,965	5,770,450

Commitments and contingencies
Common stock subject to possible redemption, 10,375,084 and 14,239,910 shares at redemption value of approximately $10.00 per share as of March 31, 2020 and December 31, 2019, respectively	103,750,842	142,399,102

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,902,047 and 4,820,090 shares issued and outstanding (excluding 10,375,084 and 14,239,910 shares subject to possible redemption as of March 31, 2020 and December 31, 2019, respectively)	490	482
Additional paid-in capital	2,093,192	2,124,865
Retained earnings	2,906,322	2,874,657
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$115,303,811	$153,169,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(unaudited)	(unaudited)

General and administrative costs	$254,916	$212,166
Loss from operations	254,916	212,166

Other Income:
Investment income on Trust Account	356,167	877,142
Income before income tax provision	101,251	664,976
Provision for income taxes	69,586	177,312

Net income	$31,665	$487,664

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	11,167,131	14,950,000
Basic and diluted net income per share, Public Shares	$(0.03)	$(0.03)
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.08)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2020 (unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004
Stockholder redemptions	(3,782,869)	(378)	(38,679,922)	-	(38,680,300)
Common stock subject to possible redemption	3,864,826	386	38,648,249	-	38,648,635
Net income	-	-	-	31,665	31,665
Balance at March 31, 2020	4,902,047	$490	$2,093,192	$2,906,322	$5,000,004

For the three months ended March 31, 2019 (unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(47,967)	(5)	(487,659)	-	(487,664)
Net income	-	-	-	487,664	487,664
Balance at March 31, 2019	4,964,838	$496	$3,564,334	$1,435,174	$5,000,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Cash Flows

	(Unaudited) For the three months ended March 31,
	2020	2019
Cash flow from operating activities
Net income	$31,665	$487,664
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(356,167)	(877,142)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,974	17,215
Accounts payable	55,818	6,411
Franchise tax payable	(54,628)	(33,026)
Prepayment of income taxes	22,588	177,312

Net cash used in operating activities	(297,750)	(221,566)

Cash flow from investing activities
Cash released from Trust Account	38,902,933	-
Cash deposited into Trust Account	(781,700)	-

Net cash provided by investing activities	38,121,233	-

Cash flows from financing activities
Proceeds from notes payable	781,700	-
Cash used for common stock redemption	(38,680,300)	-

Net cash used in financing activities	(37,898,600)	-

Net decrease in cash	(75,117)	(221,566)

Cash at beginning of period	87,797	408,481

Cash at end of period	$12,680	$186,915

Supplemental cash flow disclosure:
Cash paid for income taxes	$47,000	$-
Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$38,648,635	$487,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

All activity through March 31, 2020 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on July 2, 2018. On July 6, 2018, the Company consummated the Initial Public Offering of 14,950,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 1,950,000 Units issued pursuant to the exercise in full of the underwriters’ overallotment option, generating gross proceeds of $149,500,000, which is described in Note 3. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, one redeemable common stock purchase warrant (the “Warrants”) and one right (the “Rights”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

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

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and was invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

On July 6, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 1,950,000 Units, at $10.00 per unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, one redeemable common stock purchase warrant (the “Warrants”) and one right (the “Rights”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

Proposed Business Combination

On November 8, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, TGIF Holdings, LLC, a Delaware limited liability company (“Holdings”), TGIF Midco, Inc., a Delaware corporation (“Midco”), and Rohit Manocha, solely in his capacity as the initial representative of the equityholders of Holdings and Midco.

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the Merger Agreement.

As previously disclosed, on March 26, 2020, the Company’s shareholders approved an amendment to the Company’s amended and restated certificate of incorporation (“Charter”) to extend the time by which the Company has to complete an initial business combination from March 31, 2020 to April 30, 2020. However, in light of the termination of the Merger Agreement and due to extraordinary market conditions, the Company determined on March 31, 2020 that it would not so amend its Charter.

Going Concern

As of March 31, 2020, the Company had a cash balance of $12,680 and a working capital deficit of $859,536 of which $22,873 of franchise tax can be paid by interest income from investments held in the Trust Account, which includes interest income of $356,167. The interest income is available to the Company for tax obligations and withdrawal of up to $125,000 for certain working capital purposes on an annual basis. During the quarter ended March 31, 2020, the Company has withdrawn $223,005 of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2020.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include its wholly-owned subsidiary, Allegro Merger Sub, Inc., a Delaware corporation incorporated on November 7, 2019. All inter-company accounts and transactions are eliminated in consolidation.

Marketable securities held in Trust Account

At March 31, 2020 the assets held in the Trust Account were substantially held in cash, and as of December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income of $31,665 and $487,664, reduced by the investment income on the trust of $356,167 and $877,142 respectively, by the weighted average number of Public Shares outstanding during the period. The Founder and Private Placement shares of 3,737,500 and 372,500, respectively are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 3 — Initial Public Offering

On July 6, 2018, the Company consummated the Initial Public Offering and sold 14,950,000 Units, including 1,950,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, one Warrant and one Right. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7). Each Right entitles the holder to receive one tenth (1/10) of one share of common stock upon the completion of a Business Combination.

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 372,500 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $3,725,000. Each Private Unit consists of one Private Share, one warrant (“Private Warrant”) and one right (“Private Right”). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The proceeds from the sale of the Private Units were used to fund the redemption of the Public Shares.

The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed to vote the Private Shares in favor of any Business Combination. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

The holders of the Private Units (or underlying shares of common stock) are entitled to registration rights described in Note 6.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The company and the affiliate have agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $37,500 for such services for the three months ended March 31, 2020, and 2019, respectively.

Promissory Notes — Related Parties

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. The notes were paid off in full on July 13, 2018.

Notes Payable — Related Parties

Certain individuals and entities (the “Contributors”) that participated in the private placement of units that occurred simultaneously with the Company’s initial public offering contributed to the Company an aggregate amount of $781,700, representing contributions covering a prorated amount of $0.02 per unconverted public share for the partial month of January 2020 and $0.025 per unconverted public share for each of February 2020 and March 2020 (each, a “Contribution”). The Contributions will not bear any interest and will be repayable by the Company to the Contributors upon consummation of an initial business combination. The Contributions will be forgiven if the Company is unable to consummate an initial business combination except to the extent of any funds held outside of the Company’s trust account.

The Company deposited $223,342, the Contribution on January 6, 2020, into the trust account established in connection with the Company’s initial public offering. The Company deposited the second Contribution of $279,178 on January 31, 2020, and deposited the third Contribution of $279,180 on March 2, 2020, in each case, to the same trust account; provided that any such additional Contribution was only to be made if the previously announced merger agreement with TGI Fridays is still then in effect, or, if such agreement is earlier terminated, the Board of Directors of the Company by majority vote determines to require such additional Contribution.

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the Merger Agreement.

The loans made by the Contributors will not be repaid and will be forgiven unless additional funds become available to the company.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 15,277,131 and 19,060,000 shares of common stock issued and outstanding, respectively including 10,375,084 and 14,239,910 shares issued and possible to redemption, respectively.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
March 31, 2020	$115,232,882	-	-
December 31, 2019	$152,997,948	-	-

As of March 31, 2020, and December 31, 2019, there was a balance of $115,232,882 and $152,997,948, respectively, held as cash in Trust Account.

There were no transfers between the levels during the reporting period.

Note 9 — Subsequent Events

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.3047 per Public Share (the “Redemption Amount”).

The initial redemption occurred on April 21, 2020. As of the close of business on such date, the Public Shares were deemed cancelled and will represent only the right to receive the per share Redemption Amount. The Company’s officers, directors, initial stockholders, and the purchasers of Private Units have waived their redemption rights with respect to the common stock issued prior to the Company’s initial public offering and the common stock underlying the Private Units. The loans made by the Company’s initial stockholders in connection with the previously disclosed extension of time to complete an initial business combination will not be repaid and will be forgiven unless additional funds become available to the Company.

It is possible that the Company will make a small additional payment to the holders of Public Shares, pro rata, in connection with the unused portion of the dissolution allowance and any tax refunds which the Company may receive. However, the Company cannot assure you of the timing of such additional payment or that such additional payment will be made.

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

For the three months ended March 31, 2020, we had net income of $31,665, which consisted of operating costs of $254,916, and an income tax provision of $101,251, offset by investment income from cash and marketable securities held in the Trust Account of $356,167.

For the three months ended March 31, 2019, we had net income of $487,664, which consisted of operating costs of $212,166, and an income tax provision of $177,312 offset by investment income from cash and marketable securities held in the Trust Account of $877,142.

Liquidity and Capital Resources

We presently have no revenue; our net income of $31,665 for the three months ended March 31, 2020 consists primarily of interest income on the trust account. Through March 31, 2020, our liquidity needs were satisfied through receipt of $356,167 in interest income on the trust account.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, we had a working capital deficit of $859,536. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the administrative service fee agreement, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities

Critical Accounting Policies

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on February 19, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, and December 31, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2018, we consummated the Initial Public Offering of 14,950,000 units, including 1,950,000 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $149,500,000. Cantor Fitzgerald & Co. acted as the sole book running manager for the Initial Public Offering. Chardan Capital Markets LLC acted as lead manager. of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 225270). The Securities and Exchange Commission declared the registration statement effective on July 2, 2018.

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

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $503,051 of other costs. In addition, $12,680 of cash was held outside of the trust account and was available for working capital purposes at that time.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.3047 per Public Share.

It is possible that the Company will make a small additional payment to the holders of Public Shares, pro rata, in connection with the unused portion of the dissolution allowance and any tax refunds which the Company may receive. However, the Company cannot assure you of the timing of such additional payment or that such additional payment will be made.

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

ALLEGRO MERGER CORP.

Date: June 30, 2020	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)