Form 10-Q
period 2020-06-30
Allegro Merger Corp.
filed 2020-08-11
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 11, 2020, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$64,183	$87,797
Prepaid expenses and other current assets	58,249	83,811
Total current assets	122,432	171,608
Cash and marketable securities held in Trust Account	-	152,997,948
Total assets	$122,432	$153,169,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,899	$70,448
Franchise tax payable	-	77,502
Notes payable – related party	781,700	-
Total current liabilities	804,599	147,950
Deferred underwriting commission	-	5,622,500
Total liabilities	804,599	5,770,450

Commitments and contingencies
Common stock subject to possible redemption, 0 and 14,239,910 shares at redemption value of approximately $10.00 per share as of June 30, 2020 and December 31, 2019, respectively	-	142,399,102

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 4,820,090 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	411	482
Additional paid-in capital	(3,607,240)	2,124,865
Retained earnings	2,924,662	2,874,657
Total stockholders’ equity	(682,167)	5,000,004
Total liabilities and stockholders’ equity	$122,432	$153,169,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

General and administrative costs	$-	$18,934	$254,916	$231,099
Loss from operations	-	18,934	254,916	231,099

Other Income
Other income	18,340	-	18,340	-
Investment income on Trust Account	-	920,810	356,167	1,797,952
Income before income tax provision	18,340	901,876	119,591	1,566,853
Provision for income taxes	-	186,482	69,586	363,795

Net income	$18,340	$715,394	$50,005	$1,203,058

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	2,577,030	14,950,000	6,934,436	14,950,000
Basic and diluted net income per share, Public Shares	$0.01	$(0.01)	$(0.04)	$(0.04)
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$0.00	$(0.05)	$(0.08)	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the six months ended June 30, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	14,239,910	1,424	148,021,672	-	148,023,096
Net income	-	-	-	50,005	50,005
Balance at June 30, 2020	4,110,000	$411	$(3,607,240)	$2,924,662	$(682,167)

For the three months ended June 30, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2020	4,902,047	$490	$2,093,192	$2,906,322	$5,000,004
Stockholder redemptions	(11,167,131)	(1,117)	(115,073,855)	-	(115,074,972)
Common stock subject to possible redemption	10,375,084	1,038	109,373,423	-	109,374,461
Net income	-	--		18,340	18,340
Balance at June 30, 2020	4,110,000	$411	$(3,607,240)	$2,924,662	$(682,167)

For the six months ended June 30, 2019

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(120,306)	(12)	(1,203,046)	-	(1,203,058)
Net income	-	-	-	1,203,058	1,203,058
Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004

For the three months ended June 30, 2019

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2019	4,946,038	$496	$3,564,334	$1,435,174	$5,000,004
Common stock subject to possible redemption	(71,589)	(7)	(715,387)	-	(715,394)
Net income	-	-	-	715,394	715,394
Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flow from operating activities
Net income	$50,005	$1,203,058
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(356,167)	(1,797,952)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,974	34,430
Accounts payable	(46,055)	(9,732)
Franchise tax payable	(77,502)	(26,537)
Prepayment of income taxes	22,588	(285,673)

Net cash used in operating activities	(404,157)	(882,406)

Cash flow from investing activities
Cash released from Trust Account	154,135,815	866,790
Cash deposited into Trust Account	(781,700)	-

Net cash provided by investing activities	153,354,115	866,790

Cash flows from financing activities
Proceeds from notes payable	781,700	-
Cash used for common stock redemption	(153,755,272)	-

Net cash used in financing activities	(152,973,572)	-

Net decrease in cash	(23,614)	(15,616)

Cash at beginning of period	87,797	408,481

Cash at end of period	$64,183	$392,865

Supplemental cash flow disclosure:
Cash paid for income taxes	$47,000	$649,467
Supplemental disclosure of non-cash financing activities:
Change in value of common stock due to redemption	$(148,023,096)	$1,203,058
Discharge of Underwriting Commission	$5,622,500	$-

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

All activity through June 30, 2020 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

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

Going Concern

  As of June 30, 2020, the Company had a cash balance of $64,183 and a working capital deficit of $682,167. During the six month periods ended June 30, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2020.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include its wholly-owned subsidiary, Allegro Merger Sub, Inc., a Delaware corporation incorporated on November 7, 2019. All inter-company accounts and transactions are eliminated in consolidation.

Marketable securities held in Trust Account

As of December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. On April 21, 2020 the remaining cash held in the Trust Account was fully liquidated

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, during the six month period ended June 30, 2020, pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). On December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income of $50,005 and $1,203,058, reduced by the investment income on the trust and other income of $356,167 and $1,797,952 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The company and the affiliate have agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $37,500 and 75,000 for such services for the six months ended June 30, 2020, and 2019, respectively.

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

The Company deposited $223,342, the first contribution on January 6, 2020, into the trust account established in connection with the Company’s initial public offering. The Company deposited the second Contribution of $279,178 on January 31, 2020, and deposited the third Contribution of $279,180 on March 2, 2020, in each case, to the same trust account; provided that any such additional Contribution was only to be made if the previously announced merger agreement with TGI Fridays is still then in effect, or, if such agreement is earlier terminated, the Board of Directors of the Company by majority vote determines to require such additional Contribution.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

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

The Company entered into an agreement with the underwriters of the Initial Public Offering (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, excluding the over-allotment option, or $2,600,000 in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross offering proceeds of the Initial Public Offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate. The Underwriting Agreement provided that the Deferred Underwriting Discount would only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.  As previously indicated, the Company was unable to consummate its initial Business Combination and distributed the proceeds held in the Trust Account to public stockholders.  As a result, the Deferred Underwriting Discount is no longer owed.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 4,110,000 and 19,060,000 shares of common stock issued and outstanding.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”).

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

(unaudited)

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

 Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
June 30, 2020	$-	-	-
December 31, 2019	$152,997,948	-	-

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. As of June 30, 2020, there was no cash in the trust account, and as of December 31, 2019, there was a balance in the trust account of $152,997,948, held as cash in Trust Account.

There were no transfers between the levels during the reporting period.

Note 9 — Subsequent Events

The Company issued an unsecured promissory note totaling $8,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July 2020. The note is non-interest bearing and payable on demand.

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

For the three months ended June 30, 2020, we had net income of $18,340, which consisted of other income of $18,340. For the six months ended June 30, 2020, we had net income of $50,005, which consisted of operating costs of $254,916, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and other income of $374,507.

For the three months ended June 30, 2019, we had net income of $715,394, which consisted of operating costs of $18,934, and an income tax provision of $186,482 offset by investment income from cash and marketable securities held in the Trust Account of $920,810. For the six months ended June 30, 2019, we had net income of $1,203,058, which consisted of operating costs of $231,099, and an income tax provision of $363,795 offset by investment income from cash and marketable securities held in the Trust Account of $1,797,952.

Liquidity and Capital Resources

We presently have no revenue; our net income of $50,005 for the six months ended June 30, 2020 consists primarily of interest income on the trust account. Through June 30, 2020, our liquidity needs were satisfied through receipt of $356,167 in interest income on the trust account, of which during the six month period ended June 30, 2020, the Company has withdrawn $282,032 of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had a working capital deficit of $682,167. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, during the six month period ending June 30, 2020, pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). On December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, and December 31, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $503,051 of other costs. In addition, $64,183 of cash was held outside of the trust account.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.30 per Public Share.

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

ALLEGRO MERGER CORP.

Date: August 11, 2020	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)