Form 10-Q
period 2020-09-30
Allegro Merger Corp.
filed 2020-11-12
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 12, 2020, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$61,306	$87,797
Prepaid expenses and other current assets	58,249	83,811
Total current assets	119,555	171,608
Cash and marketable securities held in Trust Account	-	152,997,948
Total assets	$119,555	$153,169,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,222	$70,448
Franchise tax payable	-	77,502
Notes payable – related party	790,600	-
Total current liabilities	806,822	147,950
Deferred underwriting commission	-	5,622,500
Total liabilities	806,822	5,770,450

Commitments and contingencies
Common stock subject to possible redemption, 0 and 14,239,910 shares at redemption value of approximately $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	-	142,399,102

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 4,820,090 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	411	482
Additional paid-in capital	(3,607,240)	2,124,865
Retained earnings	2,919,562	2,874,657
Total stockholders’ equity	(687,267)	5,000,004
Total liabilities and stockholders’ equity	$119,555	$153,169,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

General and administrative costs	$5,100	$124,471	$260,016	$355,571
Loss from operations	5,100	124,471	260,016	355,571

Other Income
Other income	-		18,340	-
Investment income on Trust Account	-	820,302	356,167	2,618,254
Income before income tax provision	(5,100)	695,831	114,491	2,262,683
Provision for income taxes	-	164,418	69,586	528,212

Net income (loss)	$(5,100)	$531,413	$44,905	$1,734,471

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	-	14,950,000	4,606,085	14,950,000
Basic and diluted net income (loss) per share, Public Shares	$-	$0.04	$(0.07)	$0.13
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$(0.02)	$(0.08)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the nine months ended September 30, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	14,239,910	1,424	148,021,672	-	148,023,096
Net income	-	-	-	44,905	44,905
Balance at September 30, 2020	4,110,000	$411	$(3,607,240)	$2,919,562	$(687,267)

For the three months ended September 30, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at June 30, 2020	4,110,000	$411	$(3,607,240)	$2,924,662	$(682,167)
Net loss	-	-	-	(5,100)	(5,100)
Balance at September 30, 2020	4,110,000	$411	$(3,607,240)	$2,919,562	$(687,267)

For the nine months ended September 30, 2019

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(173,448)	(17)	(1,734,454)	-	(1,734,471)
Net income	-	-	-	1,734,471	1,734,471
Balance at September 30, 2019	4,839,357	$484	$2,317,539	$2,681,981	$5,000,004

For the three months ended September 30, 2019

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at June 30, 2019	4,892,499	$489	$2,848,947	$2,150,568	$5,000,004
Common stock subject to possible redemption	(53,142)	(5)	(531,408)	-	(531,413)
Net income	-	-	-	531,413	531,413
Balance at September 30, 2019	4,839,357	$484	$2,317,539	$2,681,981	$5,000,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flow from operating activities
Net income	$44,905	$1,734,471
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(356,167)	(2,618,254)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,974	(9,496)
Accounts payable	(52,732)	(9,731)
Franchise tax payable	(77,502)	(6,592)
Prepayment of income taxes	22,588	(306,301)

Net cash used in operating activities	(415,934)	(1,215,903)

Cash flow from investing activities
Cash released from Trust Account	154,135,815	1,110,944
Cash deposited into Trust Account	(781,700)	-

Net cash provided by investing activities	153,354,115	1,110,944

Cash flows from financing activities
Proceeds from notes payable	790,600	-
Cash used for common stock redemption	(153,755,272)	-

Net cash used in financing activities	(152,964,672)	-

Net decrease in cash	(26,491)	(104,959)

Cash at beginning of period	87,797	408,481

Cash at end of period	$61,306	$305,522

Supplemental cash flow disclosure:
Cash paid for income taxes	$47,000	$880,647
Supplemental disclosure of non-cash financing activities:
Change in value of common stock due to redemption	$(148,023,096)	$1,734,471
Discharge of Underwriting Commission	$5,622,500	$-

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

All activity through September 30, 2020 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of September 30, 2020, the Company had a cash balance of $61,306 and a working capital deficit of $687,267. During the nine month periods ended September 30, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after September 30, 2020.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

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

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, during the nine month period ended September 30, 2020, pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). On December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income of $44,905 and $1,734,471, reduced by the investment income on the trust and other income of $356,167 and $2,618,254 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by the Company’s Chief Executive Officer. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The company and the affiliate have agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $37,500 and 112,500 for such services for the nine months ended September 30, 2020, and 2019, respectively.

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Promissory Notes — Related Parties

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. The notes were paid off in full on July 13, 2018.

The Company issued an unsecured promissory note totaling $8,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July 2020. The note is non-interest bearing, payable on demand and outstanding as of September 30, 2020.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements

Underwriting Agreement

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 4,110,000 and 19,060,000 shares of common stock issued and outstanding.

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

 Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
September 30, 2020	$-	-	-
December 31, 2019	$152,997,948	-	-

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. As of September 30, 2020, there was no cash in the trust account, and as of December 31, 2019, there was a balance in the trust account of $152,997,948, held as cash in Trust Account.

There were no transfers between the levels during the reporting period.

Note 9 — Subsequent Events

The Company issued an unsecured promissory note totaling $5,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in November 2020. The note is non-interest bearing and payable on demand.

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

We consummated our initial public offering (“Initial Public Offering”) on July 6, 2018.

Results of Operations

For the three months ended September 30, 2020, we had a net loss of $5,100, which consisted of operating costs of $5,100. For the nine months ended September 30, 2020, we had net income of $44,905, which consisted of operating costs of $260,016, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and other income of $374,507.

For the three months ended September 30, 2019, we had net income of $531,413, which consisted of operating costs of $124,471, and an income tax provision of $164,418 offset by investment income from cash and marketable securities held in the Trust Account of $820,302. For the nine months ended September 30, 2019, we had net income of $1,734,471, which consisted of operating costs of $355,571, and an income tax provision of $528,212 offset by investment income from cash and marketable securities held in the Trust Account of $2,618,254.

Liquidity and Capital Resources

We presently have no revenue; our net income of $44,905 for the nine months ended September 30, 2020 consists primarily of interest income on the trust account. Through September 30, 2020, our liquidity needs were satisfied through receipt of $356,167 in interest income on the trust account, of which during the nine month period ended September 30, 2020, the Company has withdrawn $282,032 of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, we had a working capital deficit of $687,267. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, during the nine month period ending September 30, 2020, pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). On December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations other than administrative services agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, and December 31, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total offering costs amounted to $8,725,551, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $503,051 of other costs. In addition, $61,306 of cash was held outside of the trust account.

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

ALLEGRO MERGER CORP.

Date: November 12, 2020	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)