Form 10-K
period 2020-12-31
Allegro Merger Corp.
filed 2021-03-29
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 29, 2021, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“Allegro,” “we,” “us,” “our,” “company,” “our company” or similar phrases are to Allegro Merger Corp.;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering;

●	“Chardan” are to Chardan Capital Markets LLC, one of the underwriters of our initial public offering;

●	“common stock” are to our shares of common stock, par value $0.0001 per share;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial stockholders” are the holders of the private shares;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Agreement” are to the Agreement and Plan of Merger, dated as of November 8, 2019, by and among the Company, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Allegro (“Merger Sub”), TGIF Holdings, LLC, a Delaware limited liability company (“Holdings”), TGIF Midco, Inc., a Delaware corporation and currently a subsidiary of Holdings (“Midco” and together with Holdings and their subsidiaries, “TGI Fridays”), and Rohit Manocha, solely in his capacity as the initial representative of the equityholders of Holdings and Midco.

●	“private placement shares” are to the shares of common stock underlying the private placement units;

●	“private placement units” are to the 372,500 units purchased by our initial stockholders, Cantor, and Chardan in the private placement that occurred simultaneously with the completion of our initial public offering, each private placement unit consisting of one share of common stock, one right, and one warrant;

●	“private placement warrants” are to the warrants underlying the private placement units;

●	“private shares” are to the 3,737,500 shares of our common stock sold by us to our initial stockholders prior to our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders, Cantor, Chardan and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“rights” are to our rights, each right exchangeable for one-tenth (1/10) of one share of common stock upon the completion of our initial business combination;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“units” are to the 14,950,000 units sold in the initial public offering, including 1,950,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of common stock, one right, and one warrant.

●	“warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing 30 days after the completion of our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	an inability to have our securities listed on a national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	lack of a market for our securities; or

●	our financial performance.

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

iii

PART I

ITEM 1. BUSINESS

We were incorporated in Delaware on August 7, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “business combination”). To date, Allegro’s efforts have been limited to organizational activities, completion of its initial public offering and the evaluation of possible business combinations.

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

On March 26, 2020, the Company’s shareholders approved an amendment to the Company’s amended and restated certificate of incorporation (“Charter”) to extend the time by which the Company had to complete an initial business combination from March 31, 2020 to April 30, 2020. However, in light of the termination of the Merger Agreement and due to extraordinary market conditions, the Company determined on March 31, 2020 that it would not so amend its Charter.

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the Merger Agreement.

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

An aggregate of approximately $781,700 of loans made by the initial stockholders to the Company in connection with extensions of time to complete an initial business will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

The initial stockholders waived their redemption rights with respect to the common stock issued prior to the Company’s initial public offering and the common stock underlying the Private Units. Accordingly, such initial stockholders did not participate in the redemption and an aggregate of 4,110,000 shares of common stock remain outstanding. Additionally, the Company’s rights and warrants remain outstanding.

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2020, the Company had a cash and restricted cash balance of $216 and $61,268, respectively, and a working capital deficit of $692,087. During the year ended December 31, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after December 31, 2020.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock; and

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and certain of our directors are affiliated with Legato Merger Corp., a special purpose acquisition company that is seeking an initial business combination. In addition, our officers and directors may in the future become affiliated with other entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our initial stockholders, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm, a firm that regularly prepares valuation reports on the type of company that we are seeking to acquire or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or our initial stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to us as they would be absent any conflicts of interest.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources for us to identify a suitable target and to consummate a business combination.

In addition, because there are more companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a business combination, and we may not be able to consummate a business combination at all.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate a business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit our ability to have meetings with potential investors or the target company’s personnel, or if vendors and services providers are unavailable. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Risks Related to the Liquidation of the Trust Account

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover the proceeds from our Trust Account which were distributed to our public stockholders, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions from our Trust Account received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

We did not comply with Section 280 of the DGCL when we redeemed our public shares for a pro rata portion of the Trust Account. Therefore, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Risks Related to Owning our Securities

Our securities were delisted from the Nasdaq Capital Market, deregistered under Section 12(b) of the Exchange Act, and are not traded on an established trading marked or exchange. Investors will have a limited ability to make transactions in our securities.

Trading of our securities on the Nasdaq Capital Market was suspended as of April 20, 2020. On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020. Our securities are not currently traded on an established trading market or exchange. There can be no assurance that our securities will be admitted to list or trade on any market or exchange or that, if listed or traded, that we will maintain the requirements for continued listing or trading. A market for our securities may never develop. As a result, holders of our securities may be unable to sell their securities and may lose all of their investment.

Our common stock is classified as a “penny stock” under SEC rules, which means that any broker-dealers who wish to make a market in our stock will be subject to additional compliance requirements.

Our common stock is deemed to be a “penny stock” as defined in the Exchange Act.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on an automated quotation system sponsored by a recognized national securities association; or (iv) whose issuer has net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if continuous operations for less than three years); or with average revenues of less than $6,000,000 for the last three years.  The Exchange Act requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”  Further, the Exchange Act requires broker-dealers dealing in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  These procedures require the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

If we are unable to complete our initial business combination and determine to liquidate and dissolve, our warrants and rights will expire worthless.

Our outstanding warrants and rights may not be exercised until after the completion of our initial business combination. Accordingly, our warrants and rights will expire worthless if we are unable to consummate a business combination and our board resolves to liquidate and dissolve.

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

General Risks

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls over financial reporting. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls over financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space was included in the $12,500 per-month fee Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by Mr. Rosenfeld, charged us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC. The company and Crescendo have agreed to suspend payment on this agreement on March 31, 2020. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to their delisting and deregistration, our units, common stock, rights, and warrants were listed on the Nasdaq Capital Market, or Nasdaq, under the symbols “ALGRU,” “ALGR,” “ALGRR” and “ALGRW,” respectively. The last trading date of the Company’s securities on the Nasdaq Capital Market was Monday, April 20, 2020.

Holders

As of March 29, 2021, there were 18 holders of record of our common stock, 16 holder of record of our warrants, and 16 holder of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

The initial stockholders waived their redemption rights with respect to the common stock issued prior to the Company’s initial public offering and the common stock underlying the Private Units. Accordingly, such initial stockholders did not participate in the redemption and an aggregate of 4,110,000 shares of common stock remain outstanding. Additionally, the Company’s rights and warrants remain outstanding.

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

February 2021 Promissory Note

The Company issued an unsecured promissory note totaling $5,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February 2021. The note is non-interest bearing and payable on demand.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the year ended December 31, 2020, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Results of Operations

For the year ended December 31, 2020, we had net income of $40,085, which consisted of operating costs of $264,836, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and other income of $374,507.

For the year ended December 31, 2019, we had net income of $1,927,147, which consisted of interest income from our trust account of $3,234,522 offset by operating expenses of $523,845 and franchise and income taxes of $132,000 and $651,530, respectively.

Liquidity and Capital Resources

We presently have no revenue; our net income of $40,085 for the year ended December 31, 2020 consists primarily of interest income on the trust account. Through December 31, 2020, our liquidity needs were satisfied through receipt of $356,167 in interest income on the trust account, and $18,340 of other income.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, we had a working capital deficit of $692,087. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018 the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. The notes were repaid in full on July 13, 2018.

The Company issued two additional unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020 respectively. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2020.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2020. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Administrative Service Fee

The Company presently occupies office space provided by Crescendo an entity controlled by Eric Rosenfeld, the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $37,500 and $150,000 for such services for the year ended December 31, 2020, and 2019, respectively.

Private Placement Units

Simultaneous with the consummation of the initial public offering, Allegro consummated the private placement of 372,500 private placement units at a price of $10.00 per private placement unit, generating total proceeds of $3,725,000. The private placement units were purchased by the initial stockholders, Cantor and Chardan.

Allegro’s initial stockholders, Cantor and Chardan have the right to require Allegro to register the private placement units for resale, as described below under “—Registration Rights”. Allegro will bear the costs and expenses of filing any such registration statements.

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

Registration Rights

The holders of the private shares, private placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by Allegro’s initial stockholders, officers, directors or their affiliates will have the right to require Allegro to register under the Securities Act a sale of any securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, except that Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by Allegro. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020 and 2019.

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

We have engaged our underwriters as advisors in connection an initial business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Underwriting Agreement provided that a deferred underwriting discount of 3.5% of the gross offering proceeds of the initial public offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate (“Deferred Underwriting Discount”) would only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed its initial Business Combination.  As previously indicated, the Company was unable to consummate its initial business combination in the time period required by the Charter and, accordingly, distributed the proceeds held in the Trust Account to public stockholders.  As a result, the Deferred Underwriting Discount is no longer owed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 23, 2020, the Company engaged Malone Bailey, LLP (“Malone”) as its principal accountant to review the Company’s financial statements for the quarter ended March 31, 2020. Malone replaced WithumSmith+Brown, PC (“Withum”), who was dismissed as the Company’s principal accountant on the same date. The decision to change principal accountants was approved by the Company’s audit committee.

Withum’s report on the financial statements for each of the past two fiscal years contained an explanatory paragraph relating to the Company’s ability to continue as a going concern as described in the notes to the Company’s consolidated financial statements for each such fiscal year. Withum’s report for each of the past two fiscal years did not otherwise contain an adverse opinion or a disclaimer of opinion and was not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the change in principal accountants, the Company did not have any disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K) occurred within the Company’s two most recent fiscal years or during the subsequent interim period preceding the change in principal accountants.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the change in principal accountants, the Company did not consult Malone regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was either the subject of a disagreement (as described above) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were effective.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	63	Chief Executive Officer
David D. Sgro	44	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	30	Chief Financial Officer
John P. Schauerman	63	Director
Adam J. Semler	55	Director
Robert Michael Deluce	41	Director

Eric S. Rosenfeld, age 63, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018. Since June 2020, Mr. Rosenfeld has served as the Chief SPAC officer of Legato Merger Corp. (“Legato”), a Special Purpose Acquisition Company that completed an IPO in January 2021. In addition, Mr. Rosenfeld has served as the President and Chief Executive Officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to Crescendo Partners, L.P., from 1985 to 1998, Mr. Rosenfeld served as Managing Director of CIBC Oppenheimer, an investment bank and financial services company. Mr. Rosenfeld also serves on the board of directors for several other companies, including Primo Water Corp (NYSE: PRMW), a water delivery and filtration company, CPI Aerostructures, Inc. (NYSE American: CVU), a manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets, Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Executive Officer), a maritime logistics and shipping company, and Aecon Group, Inc. (TSE: ARE), a construction company. Mr. Rosenfeld previously served on the board of directors of several companies, including Canaccord Genuity Group Inc (TSE: CF), a Toronto Stock Exchange listed investment bank, NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC, for which he also served as Chief Executive Officer), a natural gas development company, Absolute Software Corporation (TSE: ABT), a provider of security and management for computers and ultra-portable devices, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Executive Officer), a geophysical services company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Executive Officer), a holding company for specialty contractor and infrastructure businesses, DALSA Corp., a digital imaging and semiconductor manufacturer, and Hill International Inc. (NYSE: HIL) (and Arpeggio Acquisition Corp. prior to its merger with HIL, for which he also served as Chief Executive Officer), a construction project management firm. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

Allegro believes Mr. Rosenfeld is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his extensive public company experience and investment expertise.

David D. Sgro, CFA, age 44, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has served as the CEO and as a director of Legato since its inception in June 2020. In addition, Mr. Sgro has served as Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since December 2014, and has held numerous positions with Crescendo Partners, L.P. since December 2005. Mr. Sgro has also served as the Director of Research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also serves on the board of directors of several other companies, including Hill International Inc. (NYSE: HIL), a construction project management firm, and Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Financial Officer), a maritime logistics and shipping company. Mr. Sgro previously served on the board of directors of several companies, including NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC), a natural gas development company, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Financial Officer), a geophysical services company, Imvescor Restaurant Group, a restaurant franchisor, COM DEV International Ltd., a global designer and manufacturer of space hardware, Bridgewater Systems, Inc., a telecommunications software company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Financial Officer), a holding company for specialty contractor and infrastructure businesses, and BSM Technologies, Inc., a GPS enabled fleet management service provider. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Mr. Sgro is an adjunct faculty member at The College of New Jersey and a regular guest lecturer at Columbia Business School. Allegro believes Mr. Sgro is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his public company and operational experience.

Adam H. Jaffe, age 30, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe has served as Chief Financial Officer and Secretary of Legato since its inception in June 2020. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s Chief Financial Officer and Chief Compliance Officer. Mr. Jaffe also serves as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe received a B.S. in Accounting from The Pennsylvania State University, with a minor degree in Finance. He is a New York State Certified Public Accountant (CPA).

John P. Schauerman, age 64, has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr Schauerman has served on the Board of Primoris Services Corporation (NASDAQ: PRIM) since November 2016. He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities since August 2014. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony merger Corp.

Adam J. Semler, age 55, has served as a director of Allegro since April 2018. Mr. Semler has served as a director of Legato since August 2020. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. On May 14, 2020, Leonard B. Schlemm resigned from our board of directors. Mr. Schlemm’s resignation was not due to any disagreement with us on any matter relating to our operations, policies, or practices.

The term of office of the first class of directors, consisting of John Schauerman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert Michael Deluce and Adam Semler, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of David D. Sgro, will expire at the third annual meeting of stockholders.

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

Director Independence

We follow the rules of Nasdaq in determining if a director is independent. Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Semler, Schauerman and Deluce are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

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

Audit Committee

Allegro’s audit committee of the board of directors currently consists of Adam Semler, John Schauerman and Robert Michael Deluce, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal years ended December 31, 2020 and 2019, Allegro’s audit committee held four meetings, respectively in each year. Each of Allegro’s audit committee members attended all of the meetings of the audit committee in fiscal years 2019 and 2020.

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

In addition, the board of directors has determined that Adam J. Semler qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Allegro’s nominating committee of the board of directors currently consists of John P. Schauerman and Adam J. Semler, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on Allegro’s board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

During the fiscal years ended December 31, 2020 and 2019, Allegro’s nominating committee did not hold any meetings.

Compensation Committee

Allegro’s compensation committee of the board of directors currently consists of Robert Michael Deluce, whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Notwithstanding the foregoing, as indicated below, other than the $12,500 per month administrative fee previously paid to Crescendo, which payments the Company and Crescendo agreed to suspend on March 31, 2020, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal years ended December 31, 2020 and 2019, Allegro’s compensation committee did not hold any meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to our initial public offering by our officers and directors to cover offering-relating and organization expenses and (ii) and payment to Crescendo, an entity controlled by Mr. Rosenfeld, of a fee of $12,500 per month from our inception through March 2020 for providing us with office space and certain office and administrative services. The Company and Crescendo agreed to suspend payment on this agreement on March, 31, 2020. Individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will approve all such reimbursements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 4,110,000 outstanding shares of common stock as of March 29, 2021 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	%
Directors and Officers Prior to the Transactions:
Eric S. Rosenfeld	48,630	*
David D. Sgro (2)	2,859,263	69.57%
Adam Jaffe	10,045	*
John P. Schauerman	30,000	*
Adam J. Semler (3)	30,000	*
Robert Michael Deluce	45,000
All directors and officers prior to the business combination as a group (6 persons)	3,022,938	73.55%
Five Percent Holders:
Eric Rosenfeld 2017 Trust No. 1	1,553,687	37.8%
Eric Rosenfeld 2017 Trust No. 2	684,563	16.6%
Gregory Monahan	332,062	8.08%
Leonard Schlemm	300,000	7.30%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	Represents 621,013 shares of common stock which are held individually by Mr. Sgro, 1,553,687 shares of common stock held by the Eric Rosenfeld 2017 Trust No. 1, and 684,563 shares of common stock held by Eric Rosenfeld 2017 Trust No. 2, both trusts established for Mr. Rosenfeld’s children. Mr. Sgro is the trustee of these trusts and has sole voting and dispositive power over the shares.

(3)	Represents shares held by Triple J Holdings II, LLC, an entity managed by Mr. Semler. Mr. Semler has voting and dispositive control over such shares.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

The Company issued two unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2020.

The Company issued an unsecured promissory note totaling $5,000 to Mr. Rosenfeld in February 2021. The note is non-interest bearing and payable on demand.

Notes Payable- Relates Parties

The Contributors, who are individuals and entities that participated in the private placement of units that occurred simultaneously with the Company’s initial public offering, contributed to the Company an aggregate amount of $781,700, representing contributions covering a prorated amount of $0.02 per unconverted public share for the partial month of January 2020 and $0.025 per unconverted public share for each of February 2020 and March 2020. The Contributions will not bear any interest and will be repayable by the Company to the Contributors upon consummation of an initial business combination. The Contributions will be forgiven if the Company is unable to consummate an initial business combination except to the extent of any funds held outside of the Company’s trust account.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2020. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Administrative Service Fee

Allegro presently occupies office space provided by Crescendo, an entity controlled by Eric Rosenfeld. Crescendo has agreed that until Allegro consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to Allegro as may be required by Allegro from time to time. Allegro agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $37,500 and $150,000 for such services for the years ended December 31, 2020 and 2019, respectively.

Private Placement Units

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 372,500 Private Units to our initial stockholders at a price of $10.00 per Private Unit, generating total proceeds of $3,725,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, except that Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering.. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements. The Company will bear the costs and expenses of filing any such registration statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2020, the firm of MaloneBailey, LP acted as our independent registered public accounting firm. During the fiscal year ended December 31, 2019, the firm of WithumSmith+Brown, PC acted as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LP and WithumSmith+Brown, PC for services rendered.

Audit Fees

During the fiscal year ended December 31, 2020, audit fees paid to MaloneBailey, LP were $12,150. During the fiscal years ended December 31, 2020 and 2019, audit fees paid to WithumSmith+Brown, PC were $20,200 and  $40,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2020 and 2019, we did not pay MaloneBailey, LP or WithumSmith+Brown, PC any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2020 and 2019, fees for tax services paid to WithumSmith+Brown, PC were $3,500 and $3,000, respectively.

All Other Fees

During the fiscal years ended December 31, 2020 and 2019, we did not pay MaloneBailey, LP or WithumSmith+Brown, PC any other fees.

Audit Committee Approval

All of the services discussed above were pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
21	List of Subsidiaries (filed herewith).
23.1	Consent of WithumSmith+Brown, PC (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2020 and 2019
TABLE OF CONTENTS

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

New York, New York

February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allegro Merger Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com

We have served as the Company’s auditor since 2020
Houston, Texas
March 29, 2021

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS

Current assets:
Cash	$216	$87,797
Restricted cash	61,268
Prepaid expenses and other current assets	58,249	83,811
Total current assets	119,733	171,608
Investments held in Trust Account	-	152,997,948
Total assets	$119,733	$153,169,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,222	$70,448
Franchise tax payable	-	77,502
Notes payable- related party	795,600	-
Total current liabilities	811,820	147,950
Deferred underwriting commission	-	5,622,500
Total liabilities	811,820	5,770,450

Commitments and contingencies
Common stock subject to possible redemption, 0 and 14,239,910 shares at redemption value of approximately $10.00 per share as of December 31, 2020 and 2019, respectively	-	142,399,102

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 4,820,090 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	411	482
Additional paid-in capital	(3,607,240)	2,124,865
Retained earnings	2,914,742	2,874,657
Total stockholders’ equity	(692,087)	5,000,004
Total liabilities and stockholders’ equity	$119,733	$153,169,556

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019
General and administrative costs	$264,836	$655,845
Loss from operations	264,836	655,845

Other Income:
Other income	18,340
Investment income on Trust Account	356,167	3,234,522
Income before income tax provision	109,671	2,578,677
Provision for income taxes	69,586	651,530

Net income	$40,085	$1,927,147

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	3,448,271	14,950,000
Basic and diluted net income per share, Public Shares	$0.09	$0.16
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.08)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	14,239,910	1,424	148,021,672	-	148,023,096
Net income	-	-	-	40,085	40,085
Balance at December 31, 2020	4,110,000	$411	$(3,607,240)	$2,914,742	$(692,087)

For the year ended December 31, 2019

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	5,012,805	$501	$4,051,993	$947,510	$5,000,004
Common stock subject to possible redemption	(192,715)	(19)	(1,927,128)	-	(1,927,147)
Net income	-	-	-	1,927,147	1,927,147
Balance at December 31, 2019	4,820,090	$482	$2,124,865	$2,874,657	$5,000,004

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash flow from operating activities
Net income	$40,085	$1,927,147
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(356,167)	(3,234,522)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,974	(24,152)
Accounts payable and accrued expenses	(52,734)	44,494
Franchise tax payable	(77,502)	13,552
Prepayment of income taxes	22,588	(306,301)

Net cash used in operating activities	(420,756)	(1,579,782)

Cash flow from investing activities
Cash released from Trust Account	154,135,815	1,259,098
Cash deposited in Trust Account	(781,700)	-

Net cash provided by investing activities	153,354,115	(1,259,098)

Cash flows from financing activities
Proceeds from notes payable- related party	795,600	-
Proceeds from sale of private units	(153,755,272)	-

Net cash used in financing activities	(152,959,672)	-

Net decrease in cash, cash equivalents and restricted cash	(26,313)	(320,684)

Cash, cash equivalents and restricted cash at beginning of period	87,797	408,481

Cash, cash equivalents and restricted cash at end of period	$61,484	$87,797

Supplemental cash flow disclosure:
Cash paid for income taxes	$47,000	$1,015,467
Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$(148,023,096)	$1,927,147
Discharge of Underwriting Commission	$5,622,500	$-

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

All activity through December 31, 2020 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

An aggregate of approximately $781,700 of loans made by the initial stockholders to the Company in connection with extensions of time to complete an initial business will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

The initial stockholders waived their redemption rights with respect to the common stock issued prior to the Company’s initial public offering and the common stock underlying the Private Units. Accordingly, such initial stockholders did not participate in the redemption and an aggregate of 4,110,000 shares of common stock remain outstanding. Additionally, the Company’s rights and warrants remain outstanding.

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

Going Concern

As of December 31, 2020, the Company had a cash and restricted cash balance of $216 and $61,268, respectively  and a working capital deficit of $692,087. During the year ended December 31, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The Company has also withdrawn $100,000 of interest income to pay dissolution expenses.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after December 31, 2020.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary, Allegro Merger Sub, Inc., a Delaware corporation incorporated on November 7, 2019. All inter-company accounts and transactions are eliminated in consolidation.

Marketable securities held in Trust Account

As of December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. On April 21, 2020 the remaining cash held in the Trust Account was fully liquidated.

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the twelve month period ended December 31, 2020, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. On December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income of $40,085 and $1,927,147, reduced by the investment income on the trust and other income of $356,167 and $3,234,522 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Restricted Cash

As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid Crescendo $37,500 and $150,000 for such services for the twelve months ended December 31, 2020, and 2019, respectively.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Promissory Notes — Related Parties

The Company issued two unsecured promissory notes totaling $8,900 and $5,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July 2020 and September 2020, respectively. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2020.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, except that Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. The Company will bear the costs and expenses of filing any such registration statements.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Initial Public Offering (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, excluding the over-allotment option, or $2,600,000 in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Underwriting Discount”) of 3.5% of the gross offering proceeds of the Initial Public Offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate. The Underwriting Agreement provided that the Deferred Underwriting Discount would only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company would complete its initial Business Combination.  As previously indicated, the Company was unable to consummate its initial Business Combination in the time period prescribed by the Charter and, accordingly, the Company distributed the proceeds held in the Trust Account to public stockholders.  As a result, the Deferred Underwriting Discount is no longer owed.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 4,110,000 and 19,060,000 shares of common stock issued and outstanding.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding Public Shares) were redeemed at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). The cash used for common stock redemptions was $153,755,272 and the change in the value of common stock due to redemptions was ($148,023,096).

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Rights

Each holder of a Right will receive one-tenth (1/10) of one common stock upon consummation of a Business Combination. No fractional shares will be issued upon exchange of the Rights. No additional consideration will be required to be paid by a holder of Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of Rights will be required to affirmatively covert its rights in order to receive

1/10 of a share underlying each right (without paying additional consideration). The common stock issuable upon exchange of the Rights was registered at the time of our initial public offering. Accordingly, when issued, such shares will not be restricted securities  (except to the extent held by affiliates of the Company).

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Marketable securities held in Trust Account
December 31, 2020	$-	-	-
December 31, 2019	$152,997,948	-	-

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. As of December 31, 2020, there was no cash in the trust account, and as of December 31, 2019, there was a balance in the trust account of $152,997,948, held as cash in Trust Account.

There were no transfers between the levels during the reporting period.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following:

	December 31, 2020	December 31, 2019
Current
Federal	$69,586	$651,530
State	-	-
Deferred
Federal	51,430,	110,007
State	-	-
Change in valuation allowance	(51,430)	(110,007)
Income tax provision expense	$69,586	$651,530

Allegro Merger Corp.
Notes to Consolidated Financial Statements

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset
Startup/Organizational Costs	$204,231	$152,801
Total deferred tax assets	204,231	152,801
Valuation Allowance	(204,231)	(152,801)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020 and 2019, the valuation allowance was approximately $204,000 and $153,000, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Federal tax rate change	0.0%	0.0%
Valuation allowance	46.9%	4..3%
Income tax provision expense	67.9%	25.3%

Note 10 — Subsequent Events

The Company issued an unsecured promissory note totaling $5,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February 2021. The note is non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2021.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	March 29, 2021
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	March 29, 2021
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	March 29, 2021
David D. Sgro

/s/ John P. Schauerman	Director	March 29, 2021
John P. Schauerman

/s/ Adam J. Semler	Director	March 29, 2021
Adam J. Semler

/s/ Robert Michael Deluce	Director	March 29, 2021
Robert Michael Deluce

32