Form 10-Q
period 2021-03-31
Allegro Merger Corp.
filed 2021-05-24
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020 (restated)
ASSETS

Current assets:
Cash	$86	$216
Restricted cash	61,268	61,268
Prepaid expenses and other current assets	58,249	58,249
Total current assets	119,603	119,733
Total assets	$119,603	$119,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,222	$16,222
Notes payable- related party	800,600	795,600
Total current liabilities	816,822	811,822
Warrant liability	40	117
Total liabilities	816,862	811,939

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 4,110,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	411	411
Additional paid-in capital	(16,821,461)	(16,821,461)
Retained earnings	16,123,791	16,128,844
Total stockholders’ equity	(697,259)	(692,206)
Total liabilities and stockholders’ equity	$119,603	$119,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020 (restated)
	(unaudited)	(unaudited)
General and administrative costs	$5,130	$254,916
Loss from operations	5,130	254,916

Other Income:
Investment income on Trust Account	-	356,167
Change in fair value of warrants	77	1,994,623
Income (loss) before income tax provision	(5,053)	2,095,874
Provision for income taxes	-	69,586

Net income (loss)	$(5,053)	$2,026,288

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	4,110,000	11,167,131
Basic and diluted net income (loss) per share, Public Shares	$(0.00)	$0.03
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021 (unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020 (restated)	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Net income	-	-	-	(5,053)	(5,053)
Balance at March 31, 2021	4,110,000	$411	$(16,821,461)	$16,123,791	$(697,259)

For the three months ended March 31, 2020 (restated) (unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019 (restated)	5,097,334	$510	$(8,316,941)	$13,316,438	$5,000,007
Stockholder redemptions	(3,782,869)	(378)	(38,679,922)	-	(38,680,300)
Common stock subject to possible redemption	3,665,363	367	36,653,642	-	36,654,009
Net income	-	-	-	2,026,288	2,026,288
Balance at March 31, 2020 (restated)	4,979,828	$499	$(10,343,221)	$15,342,726	$5,000,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020 (restated)
Cash flow from operating activities
Net income	$(5,053)	$2,026,288
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(77)	(1,994,623)
Income earned on investment held in Trust Account	-	(356,167)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	2,974
Accounts payable and accrued expenses	-	55,818
Franchise tax payable	-	(54,628)
Prepayment of income taxes	-	22,588
Net cash used in operating activities	(5,130)	(297,750)

Cash flow from investing activities
Cash released from Trust Account	-	38,902,933
Cash deposited in Trust Account	-	(781,700)
Net cash provided by investing activities	-	38,121,233

Cash flows from financing activities
Proceeds from notes payable- related party	5,000	781,700
Proceeds from sale of private units	-	(38,680,300)
Net cash provided by (used) in financing activities	5,000	(37,898,600)

Net decrease in cash, cash equivalents and restricted cash	(130)	(75,117)
Cash, cash equivalents and restricted cash at beginning of period	61,484	87,797
Cash, cash equivalents and restricted cash at end of period	$61,354	$12,680

Supplemental cash flow disclosure:
Cash paid for income taxes	$-	$47,000

Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$-	$36,653,634

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

All activity through March 31, 2021 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. As of March 31, 2021, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Going Concern

As of March 31, 2021, the Company had a cash and restricted cash balance of $86 and $61,268, respectively and a working capital deficit of $697,219.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2021.

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding Public and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

In connection with the review of the Company’s financial statements for the period ended March 31, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”). ASC 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Public and Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

As a result of the foregoing, the Company corrected certain line items related to the previously audited financial statements as of December 31, 2020 in the Form 10-K filed with the SEC on March 29, 2021, as well as the unaudited interim financial statements as of March 31, 2020, filed with the SEC on June 29, 2020. The corrections are related to misstatements identified in improperly applying accounting guidance on warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of ASC 815-40. As of December 31, 2020, our warrant liability increased from $0 to $117, additional paid-in capital decreased from ($3,607,240) to ($16,821,461), and retained earnings increased from $2,914,742 to $16,123,791. As of March 31, 2020, the change in fair value of warrants went from $0 to $1,994,623, which increased net income from $40,085 to $2,026,288.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported assets.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the three month period ended March 31, 2021, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. On March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. As of March 31, 2021, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using both a probability adjusted Black-Scholes option pricing model and a Monte Carlo simulation approach.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income (loss) of ($5,053) and $2,026,288, reduced by the investment income on the trust, change in warrant liability and other income of $77 and $2,350,790 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Restricted Cash

As of March 31, 2021, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its condensed financial statements.

Note 4 — Initial Public Offering

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid Crescendo $0 and $37,500 for such services for the three months ended March 31, 2021, and 2020, respectively.

Promissory Notes — Related Parties

The Company issued an unsecured promissory note totaling $5,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February 2021. The note is non-interest bearing, payable on demand and outstanding as of March 31, 2021.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the Merger Agreement.

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,110,000 and 4,110,000 shares of common stock issued and outstanding.

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

Warrants

The Company has accounted for both the Public and Private Warrants as a liability (see note 3 and note 9).

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$-	$-	$-
Liabilities:
Derivative warrant liabilities	$-	$-	$40

March 31, 2020 (restated)

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$115,232,882	$-	$-
Liabilities:
Derivative warrant liabilities	$747,500	$-	$30,316

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period.

The fair value of the Public and Private Placement Warrants were estimated using a Monte Carlo model that values the derivative liability of the warrants. For the period ended March 31, 2021, the Company recognized income on the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of $77 presented as change in fair value of warrant liabilities on the accompanying unaudited condensed statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Volatility	24.4%	21.6%
Risk Free Rate	1.42%	0.65%
Estimated Term Remaining	4.27	5.27

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of March 31, 2021	$40

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2020 is summarized as follows:

Derivative warrant liabilities as of December 31, 2019	$2,772,439
Change in fair value of derivative warrant liabilities	$(1,994,623)
Derivative warrant liabilities as of March 31, 2020	$777,816

Note 10 — Subsequent Events

The Company disclosed those set forth in Note 2 relating to the correction of certain line items related to the previously audited financial statements as of December 31, 2020. Additionally, the Company issued two unsecured promissory note totaling $15,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in April 2021. The notes are non-interest bearing and payable on demand.

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

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $5,053, which consisted of operating costs and change in value of warrant liabilities of $5,130 and $77 respectively. For the three months ended March 31, 2020, we had net income of $2,026,288, which consisted of operating costs of $254,916, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and change in value of warrant liability of $356,167 and $1,994,623.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $5,053 for the three months ended March 31, 2021 consists primarily of operating expenses. Through March 31, 2021, our liquidity needs were satisfied through receipt of $5,000 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had a working capital deficit of $697,219. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the period ended March 31, 2021, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. As of March 31, 2021, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, and December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Recent SEC guidance required us to reconsider the accounting of warrants and led us to conclude that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Certain of our warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each reporting period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we account for our public and private warrants as warrant liabilities and recorded at fair value upon issuance with any changes in fair value each reporting period to be reported in earnings as determined by the Company based the available publicly traded warrant price or based on a valuation report obtained from its independent third party valuation firm.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Total offering costs amounted to $8,513,427, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $290,927 of other costs. In addition, $61,306 of cash was held outside of the trust account.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.30 per Public Share. As of March 31, 2021, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholder.

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

ALLEGRO MERGER CORP.

Date: May 24, 2021	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)