Form 10-K/A
period 2020-12-31
Allegro Merger Corp.
filed 2021-08-16
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of August 16, 2021, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

EXPLANATORY NOTE

Allegro Merger Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our consolidated financial statements for the year ended December 31, 2020, December 31, 2019, and December 31, 2018. We are also restating the consolidated financial statement as of July 6, 2018 and the unaudited consolidated financial statements as of September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, March 31, 2019, and September 30, 2018, in the accompanying consolidated financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheets and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 17, 2021, the Company’s audit committee, in consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the consolidated financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as 31.1, 31.2, 32.1 and 32.2 to this Amendment.

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

v

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or our Advisors is not indicative of future performance of an investment in us.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of approximately $10.30. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2020, the Company had a cash and restricted cash balance of $216 and $61,268, respectively, and a working capital deficit of $692,089. During the year ended December 31, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The company has also withdrawn $100,000 to pay dissolution expenses.

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

Risk related to our public and private warrants

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

2021 Promissory Notes

The Company issued five unsecured promissory notes totaling $70,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, from February through July 2021. The notes are non-interest bearing and payable on demand.

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

Results of Operations

For the year ended December 31, 2020, we had net income of $2,812,406, which consisted of operating costs of $264,837, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and other income of $374,507 and a change in the value of the warrants of $2,772,322.

For the year ended December 31, 2019, we had net income of $3,768,164, which consisted of interest income from our trust account of $3,234,522 and a change in the value of the warrants of $1,841,018, offset by operating expenses of $523,846 and franchise and income taxes of $132,000 and $651,530, respectively.

Liquidity and Capital Resources

We presently have no revenue; our net income of $2,812,406 for the year ended December 31, 2020 consists primarily of interest income on the trust account and a change in the fair value of the warrants. Through December 31, 2020, our liquidity needs were satisfied through receipt of $356,167 in interest income on the trust account, and $18,340 of other income.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, we had a working capital deficit of $692,089. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued two unsecured promissory notes totaling $30,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2017. On February 5, 2018, the Company issued a $35,000 principal amount unsecured promissory note to Eric S. Rosenfeld. The notes were non-interest bearing. The notes were repaid in full on July 13, 2018.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting were not effective based on those criteria, which is described in Note 2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	64	Chief Executive Officer
David D. Sgro	45	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	30	Chief Financial Officer
John P. Schauerman	64	Director
Adam J. Semler	57	Director
Robert Michael Deluce	42	Director

Eric S. Rosenfeld, age 64, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018. Since June 2020, Mr. Rosenfeld has served as the Chief SPAC officer of Legato Merger Corp. (“Legato”), a Special Purpose Acquisition Company that completed an IPO in January 2021. In addition, Mr. Rosenfeld has served as the President and Chief Executive Officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to Crescendo Partners, L.P., from 1985 to 1998, Mr. Rosenfeld served as Managing Director of CIBC Oppenheimer, an investment bank and financial services company. Mr. Rosenfeld also serves on the board of directors for several other companies, including Primo Water Corp (NYSE: PRMW), a water delivery and filtration company, CPI Aerostructures, Inc. (NYSE American: CVU), a manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets, Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Executive Officer), a maritime logistics and shipping company, and Aecon Group, Inc. (TSE: ARE), a construction company. Mr. Rosenfeld previously served on the board of directors of several companies, including Canaccord Genuity Group Inc (TSE: CF), a Toronto Stock Exchange listed investment bank, NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC, for which he also served as Chief Executive Officer), a natural gas development company, Absolute Software Corporation (TSE: ABT), a provider of security and management for computers and ultra-portable devices, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Executive Officer), a geophysical services company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Executive Officer), a holding company for specialty contractor and infrastructure businesses, DALSA Corp., a digital imaging and semiconductor manufacturer, and Hill International Inc. (NYSE: HIL) (and Arpeggio Acquisition Corp. prior to its merger with HIL, for which he also served as Chief Executive Officer), a construction project management firm. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

Allegro believes Mr. Rosenfeld is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his extensive public company experience and investment expertise.

David D. Sgro, CFA, age 45, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has served as the CEO and as a director of Legato since its inception in June 2020. In addition, Mr. Sgro has served as Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since December 2014, and has held numerous positions with Crescendo Partners, L.P. since December 2005. Mr. Sgro has also served as the Director of Research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also serves on the board of directors of several other companies, including Hill International Inc. (NYSE: HIL), a construction project management firm, and Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Financial Officer), a maritime logistics and shipping company. Mr. Sgro previously served on the board of directors of several companies, including NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC), a natural gas development company, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Financial Officer), a geophysical services company, Imvescor Restaurant Group, a restaurant franchisor, COM DEV International Ltd., a global designer and manufacturer of space hardware, Bridgewater Systems, Inc., a telecommunications software company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Financial Officer), a holding company for specialty contractor and infrastructure businesses, and BSM Technologies, Inc., a GPS enabled fleet management service provider. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Mr. Sgro is an adjunct faculty member at The College of New Jersey and a regular guest lecturer at Columbia Business School. Allegro believes Mr. Sgro is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his public company and operational experience.

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

Adam J. Semler, age 57, has served as a director of Allegro since April 2018. Mr. Semler has served as a director of Legato since August 2020. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Robert Michael Deluce, age 42, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce continues to have a central role in defining Porter’s strategy and has direct responsibility for all commercial aspects of the business, including sales, marketing, revenue management, network planning and technology functions. Prior to joining Porter, Mr. Deluce was in Global Trading at Scotia Capital. Since May 2016, Mr. Deluce has served on the Board of Directors of UBS Bank Canada. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of August 16, 2021, by:

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

The Company issued five unsecured promissory notes totaling $70,000 to Mr. Rosenfeld in 2021. The notes are non-interest bearing and payable on demand.

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

FORM 10-K FOR THE YEAR ENDED December 31, 2020 and 2019
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Correction of Misstatements

As discussed in Note 2, to the consolidated financial statements, the 2020 and 2019 consolidated financial statements have been restated to correct certain misstatements.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020

Houston, Texas

August 16, 2021

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS	(Restated)	(Restated)

Current assets:
Cash	$216	$87,797
Restricted cash	61,268	-
Prepaid expenses and other current assets	58,249	83,811
Total current assets	119,733	171,608
Investments held in Trust Account	-	152,997,948
Total assets	$119,733	$153,169,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,222	$70,448
Franchise tax payable	-	77,502
Notes payable- related party	795,600	-
Total current liabilities	811,822	147,950
Warrant liability	117	2,772,439
Deferred underwriting commission	-	5,622,500
Total liabilities	811,939	8,542,889

Commitments and contingencies
Common stock subject to possible redemption, 0 and 13,962,666 shares at redemption value of approximately $10.00 per share as of December 31, 2020 and 2019, respectively	-	139,626,660

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 5,097,334 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	411	510
Additional paid-in capital	(16,821,461)	(8,316,941)
Retained earnings	16,128,844	13,316,438
Total stockholders’ equity	(692,206)	5,000,007
Total liabilities and stockholders’ equity	$119,733	$153,169,556

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019
	(Restated)	(Restated)
General and administrative costs	$264,837	$655,846
Loss from operations	264,837	655,846

Other Income:
Other income	18,340	-
Investment income on Trust Account	356,167	3,234,522
Change in fair value of warrants	2,772,322	1,841,018
Income before income tax provision	2,881,992	4,419,694
Provision for income taxes	69,586	651,530

Net income	$2,812,406	$3,768,164

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	3,448,271	14,950,000
Basic and diluted net income per share, Public Shares	$0.71	$0.29
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$0.60	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019 (Restated)	5,097,334	$510	$(8,316,941)	$13,316,438	$5,000,007
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	13,962,666	1,396	145,249,257	-	145,250,653
Net income	-	-	-	2,812,406	2,812,406
Balance at December 31, 2020 (Restated)	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)

For the year ended December 31, 2019

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018 (Restated)	5,474,150	$548	$(4,548,820)	$9,548,274	$5,000,002
Common stock subject to possible redemption	(376,816)	(38)	(3,768,121)	-	(3,768,159)
Net income	-	-	-	3,768,164	3,768,164
Balance at December 31, 2019 (Restated)	5,097,334	$510	$(8,316,941)	$13,316,438	$5,000,007

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
	(Restated)	(Restated)
Cash flow from operating activities
Net income	$2,812,406	$3,768,164
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(2,772,322)	(1,841,018)
Income earned on investment held in Trust Account	(356,167)	(3,234,522)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,975	(24,151)
Accounts payable and accrued expenses	(52,734)	44,494
Franchise tax payable	(77,502)	13,552
Prepayment of income taxes	22,588	(306,301)

Net cash used in operating activities	(420,756)	(1,579,782)

Cash flow from investing activities
Cash released from Trust Account	154,135,815	1,259,098
Cash deposited in Trust Account	(781,700)	-

Net cash provided by investing activities	153,354,115	1,259,098

Cash flows from financing activities
Proceeds from notes payable- related party	795,600	-
Proceeds from sale of private units	(153,755,272)	-

Net cash used in financing activities	(152,959,672)	-

Net decrease in cash, cash equivalents and restricted cash	(26,313)	(320,684)

Cash, cash equivalents and restricted cash at beginning of period	87,797	408,481

Cash, cash equivalents and restricted cash at end of period	$61,484	$87,797

Supplemental cash flow disclosure:
Cash paid for income taxes	$47,000	$1,015,467
Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$(145,250,653)	$3,768,160
Discharge of Underwriting Commission	$5,622,500	$-

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of approximately $10.30. As of December 31, 2020, we have an aggregate of $61,268 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

An aggregate of approximately $781,700 of loans made by the initial stockholders to the Company in connection with extensions of time to complete an initial business combination will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Going Concern

As of December 31, 2020, the Company had a cash and restricted cash balance of $216 and $61,268, respectively  and a working capital deficit of $692,089. During the year ended December 31, 2020, the Company has withdrawn $282,032, of interest income to pay its franchise and income taxes and various operating expenses as permitted by the trust agreement. The Company has also withdrawn $100,000 of interest income to pay dissolution expenses.

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

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020 and 2019, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”). ASC 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Public and Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported assets.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows is presented below:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 6, 2018 (audited)
Warrant Liabilities	$-	$13,426,345	$13,426,345
Common stock subject to possible redemption	139,523,300	(13,425,940)	126,097,060
Common stock	511	134	645
Additional paid-in capital	5,000,638	211,885	5,212,523
Accumulated deficit	(1,147)	(212,013)	(213,160)
Total stockholders’ equity	5,000,002	6	5,000,008
Number of common shares subject to possible redemption	13,952,300	(1,342,594)	12,609,706
Balance sheet as of September 30, 2018 (unaudited)
Warrant Liabilities	$-	$5,537,155	$5,537,155
Common stock subject to possible redemption	139,933,830	(5,537,160)	134,396,670
Common stock	507	55	562
Additional paid-in capital	4,590,112	(7,677,116)	(3,087,004)
Retained earnings	409,385	7,677,066	8,086,451
Total stockholders’ equity	5,000,004	5	5,000,009
Number of common shares subject to possible redemption	13,993,383	(553,716)	13,439,667
Balance sheet as of December 31, 2018 (audited)
Warrant Liabilities	$-	$4,613,457	$4,613,457
Common stock subject to possible redemption	140,471,955	(4,613,455)	135,858,500
Common stock	501	47	548
Additional paid-in capital	4,051,993	(8,600,813)	(4,548,820)
Retained earnings	947,510	8,600,764	9,548,274
Total stockholders’ equity	5,000,004	(2)	5,000,002
Number of common shares subject to possible redemption	14,047,195	(461,345)	13,585,850
Balance sheet as of March 31, 2019 (unaudited)
Warrant Liabilities	$-	$3,847,501	$3,847,501
Common stock subject to possible redemption	140,959,619	(3,847,499)	137,112,120
Common stock	496	39	535
Additional paid-in capital	3,564,334	(9,366,761)	(5,802,427)
Retained earnings	1,435,174	9,366,720	10,801,894
Total stockholders’ equity	5,000,004	(2)	5,000,002
Number of common shares subject to possible redemption	14,095,962	(384,750)	13,711,212

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 30, 2019 (unaudited)
Warrant Liabilities	$-	$3,385,691	$3,385,691
Common stock subject to possible redemption	141,675,013	(3,385,693)	138,289,320
Common stock	489	35	524
Additional paid-in capital	2,848,947	(9,828,563)	(6,979,616)
Retained earnings	2,150,568	9,828,530	11,979,098
Total stockholders’ equity	5,000,004	2	5,000,006
Number of common shares subject to possible redemption	14,167,501	(338,569)	13,828,932
Balance sheet as of September 30, 2019 (unaudited)
Warrant Liabilities	$-	$3,522,205	$3,522,205
Common stock subject to possible redemption	142,206,425	(3,522,205)	138,684,220
Common stock	484	36	520
Additional paid-in capital	2,317,539	(9,692,052)	(7,374,513)
Retained earnings	2,681,981	9,692,016	12,373,997
Total stockholders’ equity	5,000,004	-	5,000,004
Number of common shares subject to possible redemption	14,220,643	(352,221)	13,868,422
Balance sheet as of December 31, 2019 (audited)
Warrant Liabilities	$-	$2,772,439	$2,772,439
Common stock subject to possible redemption	142,399,102	(2,772,442)	139,626,660
Common stock	482	28	510
Additional paid-in capital	2,124,865	(10,441,806)	(8,316,941)
Retained earnings	2,874,657	10,441,781	13,316,438
Total stockholders’ equity	5,000,004	3	5,000,007
Number of common shares subject to possible redemption	14,239,910	(277,244)	13,962,666
Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$-	$777,816	$777,816
Common stock subject to possible redemption	103,750,842	(777,816)	102,973,026
Common stock	490	9	499
Additional paid-in capital	2,093,192	(12,436,413)	(10,343,221)
Retained earnings	2,906,322	12,436,404	15,342,726
Total stockholders’ equity	5,000,004	-	5,000,004
Number of common shares subject to possible redemption	10,375,084	(77,782)	10,297,303
Balance sheet as of June 30, 2020 (unaudited)
Accounts payable and accrued expenses	$22,899	$1	$22,900
Warrant Liabilities	-	21	21
Additional paid-in capital	(3,607,240)	(13,214,221)	(16,821,461)
Retained earnings	2,924,662	13,214,199	16,138,861
Total stockholders’ equity	(682,167)	(22)	(682,189)

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	-	20	20
Additional paid-in capital	(3,607,240)	(13,214,221)	(16,821,461)
Retained earnings	2,919,562	13,214,201	16,133,763
Total stockholders’ equity	(687,267)	(20)	(687,287)
Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	-	117	117
Additional paid-in capital	(3,607,240)	(13,214,221)	(16,821,461)
Retained earnings	2,919,742	13,214,201	16,128,844
Total stockholders’ equity	(692,087)	(119)	(692,206)

Statement of Operations for the Three Months Ended September 30, 2018 (unaudited)
Financing cost- derivative warrant liabilities	$-	$212,124	$212,124
Change in fair value of warrants	-	7,889,190	7,889,190
Net income (loss)	411,070	7,677,066	8,088,136
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.03	0.53	0.56
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	3,737,500	-	3,737,500
Basic and diluted net income per share, Founders Shares	(0.02)	(0.06)	(0.08)
Statement of Operations for the Nine Months Ended September 30, 2018 (unaudited)
Financing cost- derivative warrant liabilities	$-	$212,124	$212,124
Change in fair value of warrants	-	7,889,190	7,889,190
Net income (loss)	410,368	7,677,066	8,087,434
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.03	0.53	0.56
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	3,737,500	-	3,737,500
Basic and diluted net income per share, Founders Shares	(0.02)	(0.06)	(0.08)

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year ended December 31, 2018 (audited)
Financing cost- derivative warrant liabilities	$-	$212,124	$212,124
Change in fair value of warrants	-	8,812,888	8,812,888
Net income (loss)	948,493	8,600,764	9,549,257
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.08	0.48	0.56
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	3,920,178	-	3,920,178
Basic and diluted net income per share, Founders Shares	(0.02)	(0.09)	(0.11)
Statement of Operations for the Three Months ended March 31, 2019 (unaudited)
Change in fair value of warrants	$-	$765,956	$765,956
Net income (loss)	487,664	765,956	1,253,620
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.04	0.05	0.09
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.04)	-	(0.04)
Statement of Operations for the Three Months ended June 30, 2019 (unaudited)
Change in fair value of warrants	$-	$461,810	$461,810
Net income (loss)	715,394	461,810	1,177,204
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.04	0.04	0.08
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	0.00	0.00	0.00

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Six Months ended June 30, 2019 (unaudited)
Change in fair value of warrants	$-	$1,227,766	$1,227,766
Net income (loss)	1,203,058	1,227,766	2,430,824
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.09	0.09	0.18
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.04)	(0.01)	(0.05)
Statement of Operations for the Three Months ended September 30, 2019 (unaudited)
Change in fair value of warrants	$-	$(136,514)	$(136,514)
Net income (loss)	531,413	(136,514)	394,899
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.04	(0.01)	0.03
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.02)	-	(0.02)
Statement of Operations for the Nine Months ended September 30, 2019 (unaudited)
Change in fair value of warrants	$-	$1,091,252	$1,091,252
Net income (loss)	1,734,471	1,091,252	2,825,723
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.13	0.08	0.21
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.06)	(0.01)	(0.07)

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year ended December 31, 2019 (audited)
General and administrative costs	$655,845	$1	$655,846
Change in fair value of warrants	-	1,841,018	1,841,018
Net income (loss)	1,927,147	1,841,017	3,768,164
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	14,950,000	-	14,950,000
Basic and diluted net income per share, Public Shares	0.16	0.13	0.29
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.10)	(0.04)	(0.14)
Statement of Operations for the Three Months ended March 31, 2020 (unaudited)
Change in fair value of warrants	$-	$1,994,623	$1,994,623
Net income (loss)	31,665	1,994,623	2,026,288
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	11,167,131	-	11,167,131
Basic and diluted net income per share, Public Shares	(0.03)	0.06	0.03
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.08)	0.16	0.08
Statement of Operations for the Three Months ended June 30, 2020 (unaudited)
Change in fair value of warrants	$-	$777,795	$777,795
Net income (loss)	18,340	777,795	796,135
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	2,577,030	-	2,577,030
Basic and diluted net income per share, Public Shares	0.01	0.30	0.31
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	0.00	0.19	0.19

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Six Months ended June 30, 2020 (unaudited)
Change in fair value of warrants	$-	$2,772,418	$2,772,418
Net income (loss)	50,005	2,772,418	2,822,423
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	6,934,436	-	6,934,436
Basic and diluted net income per share, Public Shares	(0.04)	0.46	0.42
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.08)	0.69	0.61
Statement of Operations for the Three Months ended September 30, 2020 (unaudited)
General and administrative costs	$5,100	$(1)	5,099
Change in fair value of warrants	-	1	1
Net income (loss)	(5,100)	2	(5,098)
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	-	-	-
Basic and diluted net income per share, Public Shares	-	-	-
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.00)	-	(0.00)
Statement of Operations for the Nine Months ended September 30, 2020 (unaudited)
General and administrative costs	$260,016	$(1)	$260,015
Change in fair value of warrants	-	2,772,419	2,772,419
Net income (loss)	44,905	2,772,420	2,817,325
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	4,606,085	-	4,606,085
Basic and diluted net income per share, Public Shares	(0.07)	0.60	0.53
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.08)	0.68	0.60

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Year ended December 31, 2020 (audited)
General and administrative costs	$264,836	$1	$264,837
Change in fair value of warrants	-	2,772,322	2,772,322
Net income (loss)	40,085	2,772,321	2,812,406
Weighted average shares outstanding of common stock, basic and diluted- Public Shares	3,448,271	-	3,448,271
Basic and diluted net income per share, Public Shares	0.09	0.62	0.71
Weighted average shares outstanding of common stock, basic and diluted- Founders Shares	4,110,000	-	4,110,000
Basic and diluted net income per share, Founders Shares	(0.08)	0.68	0.60

Statement of Cash Flows for the Nine Months ended September 30, 2018 (unaudited)
Net income	$410,368	$7,677,066	$8,087,434
Offering costs attributable to warrants	-	212,124	212,124
Change in fair value of warrant liability	-	(7,889,190)	(7,889,190)
Initial Classification of common stock subject to possible redemption	139,523,300	(13,426,240)	126,097,060
Statement of Cash Flows for the Year ended December 31, 2018 (audited)
Net income	$948,493	$8,600,764	$9,549,257
Offering costs attributable to warrants	-	212,124	212,124
Change in fair value of warrant liability	-	(8,812,888)	(8,812,888)
Initial Classification of common stock subject to possible redemption	139,523,300	(13,426,240)	126,097,060
Statement of Cash Flows for the Three Months ended March 31, 2019 (unaudited)
Net income	$487,664	$765,956	$1,253,620
Change in fair value of warrant liability	-	(765,956)	(765,956)
Change in the value of common stock subject to possible redemption	487,664	765,956	1,253,620
Statement of Cash Flows for the Six Months ended June 30, 2019 (unaudited)
Net income	$1,203,058	$1,227,766	$2,430,824
Change in fair value of warrant liability	-	(1,227,766)	(1,227,766)
Change in the value of common stock subject to possible redemption	1,203,058	1,227,766	2,430,824
Statement of Cash Flows for the Nine Months ended September 30, 2019 (unaudited)
Net income	$1,734,471	$1,091,252	$2,825,723
Change in fair value of warrant liability	-	(1,091,252)	(1,091,252)
Change in the value of common stock subject to possible redemption	1,734,471	1,091,249	2,825,720

Allegro Merger Corp.
Notes to Consolidated Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the Year ended December 31, 2019 (audited)
Prepaid expenses and other current assets	$(24,152)	$1	$(24,151)
Net income	1,927,147	1,841,017	3,768,164
Change in fair value of warrant liability	-	(1,841,018)	(1,841,018)
Change in the value of common stock subject to possible redemption	1,927,147	1,841,013	3,768,160
Statement of Cash Flows for the Three Months ended March 31, 2020 (unaudited)
Net income	$31,665	$1,994,623	$2,026,288
Change in fair value of warrant liability	-	(1,994,623)	(1,994,623)
Change in the value of common stock subject to possible redemption	36,648,635	1,995,001	36,653,634
Statement of Cash Flows for the Six Months ended June 30, 2020 (unaudited)
Net income	$50,005	$2,772,418	$2,822,423
Change in fair value of warrant liability	-	(2,772,418)	(2,772,418)
Statement of Cash Flows for the Nine Months ended September 30, 2020 (unaudited)
Net income	$44,905	$2,772,420	$2,817,325
Change in fair value of warrant liability	-	(2,772,419)	(2,772,419)
Prepaid expenses and other current assets	2,974	(1)	2,973
Statement of Cash Flows for the Twelve Months ended December 31, 2020 (audited)
Net income	$40,085	$2,772,321	$2,812,406
Change in fair value of warrant liability	-	(2,772,322)	(2,772,322)
Prepaid expenses and other current assets	2,974	1	2,975

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the net income of $2,812,406 and $3,768,164, reduced by the investment income on the trust of $3,146,829 and $5,075,540 respectively,  by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding Public Shares) were redeemed at a per share redemption price of approximately $10.30 per Public Share (the “Redemption Amount”). The cash used for common stock redemptions was $153,755,272 and the change in the value of common stock due to redemptions was ($145,250,653).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2020

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Marketable securities held in Trust Account	$-	$-	$-
Liabilities:
Derivative warrant liabilities	$-	$-	$117

December 31, 2019

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Marketable securities held in Trust Account	$152,997,948	$-	$-
Liabilities:
Derivative warrant liabilities	$-	$-	$2,772,439

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. As of December 31, 2020, there was no cash in the trust account, and as of December 31, 2019, there was a cash balance in the trust account of $152,997,948.

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period.

The fair value of the Public and Private Placement Warrants were estimated using a Monte Carlo model that values the derivative liability of the warrants. For the year ended December 31, 2020 and 2019, the Company recognized income on the statement of operations resulting from a decrease in the fair value of liabilities of $2,772,322 and $1,841,018 respectively, presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Volatility	24.2%	4.9%
Risk Free Rate	0.70%	1.75%
Estimated Term Remaining	4.52	5.52

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 and 2019 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2018	$4,613,457
Change in fair value of derivative warrant liabilities	$(1,841,018)
Derivative warrant liabilities as of December 31, 2019	$2,772,439
Change in fair value of derivative warrant liabilities	$(2,772,322)
Derivative warrant liabilities as of December 31, 2020	$117

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 10 — Income Taxes

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

Note 11 — Subsequent Events

The Company issued five unsecured promissory notes totaling $70,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in 2021. The notes are non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 2021.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	August 16, 2021
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	August 16, 2021
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	August 16, 2021
David D. Sgro

/s/ John P. Schauerman	Director	August 16, 2021
John P. Schauerman

/s/ Adam J. Semler	Director	August 16, 2021
Adam J. Semler

/s/ Robert Michael Deluce	Director	August 16, 2021
Robert Michael Deluce