Form 10-Q
period 2021-06-30
Allegro Merger Corp.
filed 2021-08-16
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020 (restated)
ASSETS

Current assets:
Cash	$1,372	$216
Restricted cash	129,956	61,268
Prepaid expenses and other current assets	23,200	58,249
Total current assets	154,528	119,733
Total assets	$154,528	$119,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,222	$16,222
Notes payable- related party	850,600	795,600
Total current liabilities	866,822	811,822
Warrant liability	40	117
Total liabilities	866,862	811,939

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 and 4,110,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	411	411
Additional paid-in capital	(16,821,461)	(16,821,461)
Retained earnings	16,108,716	16,128,844
Total stockholders’ equity	(712,334)	(692,206)
Total liabilities and stockholders’ equity	$154,528	$119,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
		(restated)		(restated)
General and administrative costs	$53,684	$-	$58,814	$254,916
Loss from operations	53,684	-	58,814	254,916

Other Income
Other income	38,609	18,340	38,609	374,507
Change in fair value of warrants	-	777,795	77	2,772,418
Income before income tax provision	38,609	796,135	38.686	3,146,925
Provision for income taxes	-	-	-	69,586

Net income (loss)	$(15,075)	$796,135	$(20,128)	$2,822,423

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	4,110,000	2,577,030	4,110,000	6,934,436
Basic and diluted net income per share, Public Shares	$(0.00)	$0.30	$(0.00)	$0.35
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$0.19	$(0.00)	$0.60

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended June 30, 2021 (unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2021	4,110,000	$411	$(16,821,461)	$16,123,791	$(697,259)
Net Loss	-	-	-	(15,075)	(15,075)
Balance at June 30, 2021	4,110,000	$411	$(16,821,461)	$16,108,716	$(712,334)

For the six months ended June 30, 2021 (unaudited)

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020 (restated)	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Net Loss	-	-	-	(20,128)	(20,128)
Balance at June 30, 2021	4,110,000	$411	$(16,821,461)	$16,108,716	$(712,334)

For the three months ended June 30, 2020 (unaudited and restated)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at March 31, 2020 (restated)	4,979,828	$499	$(10,343,221)	$15,342,726	$5,000,004
Stockholder redemptions	(11,167,131)	(1,117)	(115,073,855)	-	(115,074,972)
Common stock subject to possible redemption	10,297,303	1,029	108,595,615	-	108,596,644
Net income	-	-	-	796,135	796,135
Balance at June 30, 2020 (restated)	4,110,000	$411	$(16,821,461)	$16,138,861	$(682,189)

For the six months ended June 30, 2020 (unaudited and restated)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019 (restated)	5,097,334	$510	$(8,316,941)	$13,316,438	$5,000,004
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	13,962,666	1,396	145,249,257	-	145,250,653
Net income	-	-	-	2,822,423	2,822,423
Balance at June 30, 2020 (restated)	4,110,000	$411	$(16,821,461)	$16,138,861	$(682,189)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021	2020 (restated)
Cash flow from operating activities
Net income (loss)	$(20,128)	$2,822,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrants	(77)	(2,772,418)
Income earned on investment held in Trust Account	-	(356,167)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35,049	2,974
Accounts payable and accrued expenses	-	(46,055)
Franchise tax payable	-	(77,502)
Prepayment of income taxes	-	22,588
Net cash provided by (used in) operating activities	14,844	(404,157)

Cash flow from investing activities
Cash released from Trust Account	-	154,135,815
Cash deposited in Trust Account	-	(781,700)
Net cash provided by investing activities	-	153,354,115

Cash flows from financing activities
Proceeds from notes payable- related party	55,000	781,700
Proceeds from sale of private units	-	(153,755,272)
Net cash provided by (used in) financing activities	55,000	(152,973,572)

Net change in cash, cash equivalents and restricted cash	69,844	(23,614)
Cash, cash equivalents and restricted cash at beginning of period	61,484	87,797
Cash, cash equivalents and restricted cash at end of period	$131,328	$64,183

Supplemental cash flow disclosure:
Cash paid for income taxes	$-	$47,000
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Change in value of common stock due to redemption	$-	$(145,250,653)
Discharge of Underwriting Commission	$-	$5,622,500

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

All activity through June 30, 2021 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Charter, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. As of June 30, 2021, we have an aggregate of $129,956 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Going Concern

As of June 30, 2021, the Company had a cash and restricted cash balance of $1,372 and $129,956, respectively and a working capital deficit of $712,294.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2021.

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

In connection with the review of the Company’s financial statements for the period ended June 30, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”). ASC 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

As a result of the foregoing, the Company corrected certain line items related to the previously audited financial statements as of December 31, 2020 in the Form 10-K/A filed with the SEC on August 16, 2021, The corrections are related to misstatements identified in improperly applying accounting guidance on warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of ASC 815-40. As of December 31, 2020, our warrant liability increased from $0 to $117, additional paid-in capital decreased from ($3,607,240) to ($16,821,461), and retained earnings increased from $2,914,742 to $16,123,791. For three and six months ended June 30,2021, the change in value of our warrant liability was $0 and $77.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported assets.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on August 16, 2021.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the three and six month period ended June 30, 2021, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. On June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. As of June 30, 2021, we have an aggregate of $129,956 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three and six months ended June 30, 2021, basic and diluted for Public Shares is calculated dividing the net loss of (15,075) and ($20,128), reduced by the investment income on the trust, change in warrant liability and other income of $38,609 and $38,686 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash

As of June 30, 2021, we have an aggregate of $129,956 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Note 6 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid Crescendo $0 and $37,500 for such services for the six months ended June 30, 2021, and 2020, respectively.

Promissory Notes — Related Parties

The Company issued four unsecured promissory notes totaling $55,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, and June 2021. The notes are non-interest bearing, payable on demand and outstanding as of June 30, 2021.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,110,000 shares of common stock issued and outstanding.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

June 30, 2021

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$-	$-	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

June 30, 2020 (restated)

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$-	$-	$21

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period.

The fair value of the Public and Private Placement Warrants were estimated using a Monte Carlo model that values the derivative liability of the warrants. For the period ended June 30, 2021, the Company recognized income on the unaudited consolidated statement of operations resulting from a decrease in the fair value of liabilities of $77 presented as change in fair value of warrant liabilities on the accompanying unaudited consolidated statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020 (restated)
Volatility	24.4%	21.6%
Risk Free Rate	1.42%	0.65%
Estimated Term Remaining	4.27	5.27

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities as of December 31, 2020 (restated)	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of March 31, 2021	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of June 30, 2021	$40

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2020 is summarized as follows:

Derivative warrant liabilities as of December 31, 2019 (restated)	$2,772,439
Change in fair value of derivative warrant liabilities	$(1,994,623)
Derivative warrant liabilities as of March 31, 2020 (restated)	$777,816
Change in fair value of derivative warrant liabilities	$(777,795)
Derivative warrant liabilities as of June 30, 2020 (restated)	$21

Note 10 — Subsequent Events

The Company issued an unsecured promissory note totaling $15,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July 2021. The note is non-interest bearing and payable on demand.

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

Results of Operations

For the three months ended June 30, 2021, we had a net loss of $15,075, which consisted of operating costs of $53,684 and other income of $38,609. For the six months ended June 30, 2021, we had net loss of $20,128, which consisted of operating costs of $58,814, offset by investment income and change in value of warrant liability of $38,609 and $77.

For the three months ended June 30, 2020, we had a net income of $796,135, which consisted of other income of $18,340 and change in fair value of the warrants of $777,795. For the six months ended June 30, 2020, we had net income of $2,822,423, which consisted of operating costs of $254,916, offset by investment income on the trust and other income and change in value of warrant liability of $374,507 and $2,772,418, offset by an income tax provision of $69,586.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $20,128 for the six months ended June 30, 2021 consists primarily of operating expenses. Through June 30, 2021, our liquidity needs were satisfied through receipt of $55,000 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, we had a working capital deficit of $712,294. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

Common stock subject to possible redemption

The Company accounts for its common stock shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the period ended June 30, 2021, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. As of June 30, 2021, we have an aggregate of $129,956 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-KA filed with the SEC on August 16, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, and December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

Total offering costs amounted to $8,513,427, consisting of $5,622,500 of deferred underwriting discount, $2,600,000 of underwriting fees and $290,927 of other costs. In addition, $131,328 of cash was held outside of the trust account.

Following termination of the Merger Agreement, the Company liquidated the funds held in the Trust Account. Pursuant to the Charter, all outstanding shares of the Company’s common stock that were included in the units sold in the Company’s initial public offering (the “Public Shares”) were redeemed at a per share redemption price of approximately $10.30 per Public Share. As of June 30, 2021, we have an aggregate of $129,956 of restricted cash in connection with the unused portion of our dissolution allowance and allowance for taxes. We expect to distribute such amount, pro rata, to our former public stockholders.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MERGER CORP.

Date: August 16, 2021	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)