Form 10-K
period 2021-12-31
Allegro Merger Corp.
filed 2022-03-24
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 24, 2022, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Current Operations

We currently have no agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2021, the Company had a cash balance of $50, and a working capital deficit of $877,570.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after December 31, 2021.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and certain of our directors are affiliated with Legato Merger Corp. II, a special purpose acquisition company that is seeking an initial business combination. In addition, our officers and directors may in the future become affiliated with other entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. This space is provided to us by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by Mr. Rosenfeld, free of charge. We consider our current office space adequate for our current operations.

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

Holders

As of December 31, 2021, there were 18 holders of record of our common stock, 16 holder of record of our warrants, and 16 holder of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fiscal year ended December 31, 2021.

ITEM 6. [Reserved]

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

2021 Promissory Notes

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2021.

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

The company has determined there are no critical accounting policies or estimates in the periods covered in this report.

Critical Accounting Estimate

An accounting estimate where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

Critical Accounting Policies and Practices

A company’s accounting policies and practices that are both most important to the portrayal of the company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain.

Results of Operations

For the year ended December 31, 2021, we had net loss of $55,447, which consisted of operating costs of $95,328, offset by other income of $39,804 and a change in the value of the warrants of $77.

For the year ended December 31, 2020, we had net income of $2,812,406, which consisted of operating costs of $264,837, and an income tax provision of $69,586, offset by investment income from cash and marketable securities held in the Trust Account and other income of $374,507 and a change in the value of the warrants of $2,772,322.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $55,447 for the year ended December 31, 2021 consists primarily of other income and a change in the fair value of the warrants. Through December 31, 2021, our liquidity needs were satisfied through $39,804 of other income.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2021, we had a working capital deficit of $877,570. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued two unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020 respectively. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2021.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2021.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of December 31, 2021. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Administrative Service Fee

The Company presently occupies office space provided by Crescendo an entity controlled by Eric Rosenfeld, the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $0 and $37,500 for such services for the year ended December 31, 2021, and 2020, respectively.

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

We did not have any off-balance sheet arrangements as of December 31, 2021 and 2020.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting were not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	64	Chief Executive Officer
David D. Sgro	45	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	31	Chief Financial Officer
John P. Schauerman	64	Director
Adam J. Semler	57	Director
Robert Michael Deluce	43	Director

Eric S. Rosenfeld, age 64, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018.

Mr. Rosenfeld also serves as the chief SPAC officer of Legato Merger Corp, II. since its inception. He served as the chief SPAC officer of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, since its formation in August 2000. Since November 2018, Mr. Rosenfeld has served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp.(formerly Cott Corporation), a NYSE-listed beverage company, since June 2008 and is currently the Lead Independent Director. Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services. From December 2012 until December 2019, Mr. Rosenfeld served as a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and Tulane Law School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC.

Allegro believes Mr. Rosenfeld is well-qualified to serve as a member of the board of Allegro after consummation of the Transactions due to his extensive public company experience and investment expertise.

David D. Sgro, CFA, age 45, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has also served as a member of the board of directors of Legato Merger Corp, II. since its inception, and as non-executive vice chairman of the board since November 2021 and as its Chief Executive Officer from its inception to November 2021. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro has served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also currently serves as Chairman of the Board of Hill International Inc., a NYSE listed construction project management firm. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro earned a BS in Finance from The College of New Jersey in 1998 and an MBA from Columbia Business School in 2005. Mr. Sgro is a regular guest lecturer at Columbia Business School and is an adjunct professor at The College of New Jersey.

Adam H. Jaffe, age 31, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe serves as chief financial officer and secretary of Legato Merger Corp II., since its inception. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also currently serves on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

John P. Schauerman, age 65, has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr Schauerman has served on the Board of Primoris Services Corporation (NASDAQ: PRIM) since November 2016. Mr. Schauerman has served on the Board of Synalloy Corporation (NASDAQ: SYNL) since June 2020.  He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities since August 2014. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony merger Corp.

Adam J. Semler, age 57, has served as a director of Allegro since April 2018. Mr. Semler currently serves as a director of Legato Merger Corp, II., since November 2021. Mr. Semler has served as a director of Legato Merger Corp I, since January 2021, until it completed its merger with Algoma in October 2021.. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Robert Michael Deluce, age 43, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce remains central to the business and presently serves as its President & CEO.  Since May 2016, Mr. Deluce has served on the Board of Directors of UBS Bank Canada. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

During the fiscal years ended December 31, 2021 and 2020, Allegro’s audit committee held four meetings, respectively in each year. Each of Allegro’s audit committee members attended all of the meetings of the audit committee in fiscal years 2020 and 2021.

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

During the fiscal years ended December 31, 2021 and 2020, Allegro’s nominating committee did not hold any meetings.

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

During the fiscal years ended December 31, 2021 and 2020, Allegro’s compensation committee did not hold any meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 4,110,000 outstanding shares of common stock as of December 31, 2021 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes

The Company issued two unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2021.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, payable on demand and outstanding as of December 31, 2021.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2021. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

Administrative Service Fee

Allegro presently occupies office space provided by Crescendo, an entity controlled by Eric Rosenfeld. Crescendo has agreed that until Allegro consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to Allegro as may be required by Allegro from time to time. Allegro agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the initial public offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid the affiliate $0 and $37,500 for such services for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2021 and 2020, the firm of MaloneBailey, LLP acted as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LLP and WithumSmith+Brown, PC and for services rendered.

Audit Fees

During the fiscal year ended December 31, 2021 and 2020, audit fees paid to MaloneBailey, LLP were $67,500 and $22,000, respectively. During the fiscal years ended December 31, 2020, audit fees paid to WithumSmith+Brown, PC were $20,200.

Audit-Related Fees

During the fiscal years ended December 31, 2021 and 2020, we did not pay MaloneBailey, LLP or WithumSmith+Brown, PC any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2021 and 2020, fees for tax services paid to WithumSmith+Brown, PC were $3,500, respectively.

All Other Fees

During the fiscal years ended December 31, 2021 and 2020, we did not pay MaloneBailey, LLP or WithumSmith+Brown, PC any other fees.

Audit Committee Approval

All of the services discussed above were pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.7	Description of Securities
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
21	List of Subsidiaries (filed herewith).
23.1	Consent of WithumSmith+Brown, PC (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2021 and 2020
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2021, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2020

Houston, Texas

March 24, 2022

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2021	2020

ASSETS

Current assets:
Cash	$50	$216
Restricted cash	-	61,268
Prepaid expenses and other current assets	23,200	58,249
Total current assets	23,250	119,733
Total assets	$23,250	$119,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$16,220	$16,222
Notes payable- related party	884,600	795,600
Total current liabilities	900,820	811,822
Warrant liability	40	117
Total liabilities	900,860	811,939

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	411	411
Additional paid-in capital	(16,951,418)	(16,821,461)
Retained earnings	16,073,397	16,128,844
Total stockholders’ equity (deficit)	(877,610)	(692,206)
Total liabilities and stockholders’ equity (deficit)	$23,250	$119,733

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2021	2020

General and administrative costs	$95,328	$264,837
Loss from operations	95,328	264,837

Other Income:
Other income	39,804	18,340
Investment income on Trust Account	-	356,167
Change in fair value of warrants	77	2,772,322
Income (loss) before income tax provision	(55,447)	2,881,992
Provision for income taxes	-	69,586

Net income (loss)	$(55,447)	$2,812,406

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	-	3,448,271
Basic and diluted net income per share, Public Shares	$-	$0.71
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.01)	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2021

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Stockholder redemptions	-	-	(129,957)	-	(129,957)
Net Loss	-	-	-	(55,447)	(55,447)
Balance at December 30, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)

For the year ended December 31, 2020

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	5,097,334	$510	$(8,316,941)	$13,316,438	$5,000,007
Stockholder redemptions	(14,950,000)	(1,495)	(153,753,777)	-	(153,755,272)
Common stock subject to possible redemption	13,962,666	1,396	145,249,257	-	145,250,653
Net income	-	-	-	2,812,406	2,812,406
Balance at December 31, 2020	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2021	2020

Cash flow from operating activities
Net income	$(55,447)	$2,812,406
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(77)	(2,772,322)
Income earned on investment held in Trust Account	-	(356,167)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35,047	2,975
Accounts payable and accrued expenses	-	(52,734)
Franchise tax payable	-	(77,502)
Prepayment of income taxes	-	22,588)

Net cash used in operating activities	(20,477)	(420,756)

Cash flow from investing activities
Cash released from Trust Account	-	154,135,815
Cash deposited in Trust Account	-	(781,700)

Net cash provided by (used in) investing activities	-	153,354,115

Cash flows from financing activities
Proceeds from notes payable- related party	89,000	795,600
Proceeds from redemption of stockholder units	(129,957)	(153,755,272)

Net cash provided by (used in) financing activities	(40,957)	(152,959,672)

Net decrease in cash, cash equivalents and restricted cash	(61,434)	(26,313)

Cash, cash equivalents and restricted cash at beginning of period	61,484	87,797

Cash, cash equivalents and restricted cash at end of period	$50	$61,484

Supplemental cash flow disclosure:
Cash paid for income taxes	$-	$47,000
Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$-	$(145,250,653)
Discharge of Underwriting Commission	$-	$5,622,500

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

All activity through December 31, 2021 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of December 31, 2021, the Company had a cash balance of $50 and a working capital deficit of $877,570

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after December 31, 2021.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Upon redemption, we were required to distribute to the public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. Accordingly, during the year ended December 31, 2021, pursuant to the Charter, all outstanding Public Shares were redeemed on April 21, 2020 at a per share redemption price of approximately $10.30 per Public Share. On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

 Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date through March 31, 2021.

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

The Company’s consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares for the years ended 2021, and 2020 is calculated dividing the net income (loss) of $(55,447) and $2,812,406, reduced by the investment income on the trust, change in fair value of warrant liability and other income of $39,881 and $3,146,829 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Restricted Cash

On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 5 — Related Party Transactions

Administrative Service Fee

The Company presently occupies office space provided by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by the Company’s Chief Executive Officer. Crescendo has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $12,500 per month for such services commencing on the effective date of the Initial Public Offering. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. The Company expensed and paid Crescendo $0 and $37,500 for such services for the twelve months ended December 31, 2021, and 2020, respectively.

Promissory Notes — Related Parties

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The company issued two unsecured promissory notes totaling $13,900 in 2020. The total notes payable to Eric S. Rosenfeld totals $102,900, as of December 31, 2021. The notes are non-interest bearing, payable on demand and outstanding.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of December 31, 2021, and 2020.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2021

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$-	$-	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

December 31, 2020

Description	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$-	$-	$117

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period.

The fair value of the Public and Private Placement Warrants were estimated using a Monte Carlo model that values the derivative liability of the warrants. For the year ended December 31, 2021 and 2020, the Company recognized income on the statement of operations resulting from a decrease in the fair value of liabilities of $77, presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Volatility	24.4%	24.2%
Risk Free Rate	1.42%	0.70%
Estimated Term Remaining	4.27	4.52

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2021 and 2020 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2019	$2,772,439
Change in fair value of derivative warrant liabilities	$(2,772,322)
Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of December 31, 2021	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Total deferred tax assets	$11,644	$-
Valuation Allowance	(11,644)	-
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021, the net operating loss was approximately $55,000.

Note 10 — Subsequent Events

The Company issued an unsecured promissory note totaling $7,500 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January 2022. The note is non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2022.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	March 24, 2022
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	March 24, 2022
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	March 24, 2022
David D. Sgro

/s/ John P. Schauerman	Director	March 24, 2022
John P. Schauerman

/s/ Adam J. Semler	Director	March 24, 2022
Adam J. Semler

/s/ Robert Michael Deluce	Director	March 24, 2022
Robert Michael Deluce