Form 10-Q
period 2022-03-31
Allegro Merger Corp.
filed 2022-05-05
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 5, 2022, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.
Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

Current assets:
Cash	$50	$50
Prepaid expenses and other current assets	23,200	23,200
Total current assets	23,250	23,250
Total assets	$23,250	$23,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$27,437	$16,220
Notes payable-related party	892,100	884,600
Total current liabilities	919,537	900,820
Warrant liability	40	40
Total liabilities	919,577	900,860

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	16,054,680	16,073,397
Total stockholders’ deficit	(896,327)	(877,610)
Total liabilities and stockholders’ deficit	$23,250	$23,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021

General and administrative costs	$18,717	$5,130
Loss from operations	18,717	5,130

Other Income:
Change in fair value of warrants	-	77
Income (loss) before income tax provision	(18,717)	(5,053)
Provision for income taxes	-	-

Net income (loss)	$(18,717)	$(5,053)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	-	4,110,000
Basic and diluted net income (loss) per share, Public Shares	$-	$(0.00)
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2022

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)
Net loss	-	-	-	(18,717)	(18,717)
Balance at March 31, 2022	4,110,000	$411	$(16,951,418)	$16,054,680	$(896,327)

For the three months ended March 31, 2021

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2020	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Net loss	-	-	-	(5,053)	(5,053)
Balance at March 31, 2021	4,110,000	$411	$(16,821,461)	$16,123,791	$(697,259)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(18,717)	$(5,053)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	11,217	-
Change in fair value of warrants	-	(77)

Net cash used in operating activities	(7,500)	(5,130)

Cash flows from financing activities
Proceeds from notes payable- related party	7,500	5,000
Net cash provided by (used in) financing activities	7,500	5,000

Net change in cash	-	(130)
Cash at beginning of period	50	61,484
Cash at end of period	$50	$61,354

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

All activity through March 31, 2022 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

Going Concern

As of March 31, 2022, the Company had a cash balance of $50 and a working capital deficit of $896,287

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2022.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

Marketable securities held in Trust Account

On April 20, 2020 the remaining cash held in the Trust Account was fully liquidated.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three months ended March 31, 2022 and 2021, basic and diluted for Public Shares is calculated dividing the net loss of ($18,717) and ($5,053), reduced by the change in warrant liability of $0 and $77 respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued one unsecured promissory notes totaling $7,500 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January 2022. The note is non-interest bearing, payable on demand and outstanding as of March 31, 2022.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of March 31, 2022.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,110,000 shares of common stock issued and outstanding.

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

Warrants

The Company has accounted for both the Public and Private Warrants as a liability (see note 2 and note 8).

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements
(unaudited)

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

Note 8 — Subsequent Events

The Company issued an unsecured promissory note totaling $11,250  to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in April 2022. The note is non-interest bearing and payable on demand.

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

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $18,717, which consisted of operating costs of $18,717. For the three months ended March 31, 2021, we had a net loss of $5,053, which consisted of operating costs of $5,130 and a change in warrant liability of $77.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $18,717 for the three months ended March 31, 2022 consists primarily of operating expenses. Through March 31, 2022, our liquidity needs were satisfied through receipt of $7,500 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, we had a working capital deficit of $896,287. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Insider Shares

The Initial Stockholder purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.01  per share (“Founder Shares”).

In April 2018, the Initial Stockholders surrendered an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, and December 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of March 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

ALLEGRO MERGER CORP.

Date: May 5, 2022	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)