Form 10-Q
period 2022-06-30
Allegro Merger Corp.
filed 2022-08-10
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS

Current assets:
Cash	$63	$50
Prepaid expenses and other current assets	23,200	23,200
Total current assets	23,263	23,250
Total assets	$23,263	$23,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$16,220	$16,220
Notes payable-related party	911,850	884,600
Total current liabilities	928,070	900,820
Warrant liability	40	40
Total liabilities	928,110	900,860

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	16,046,160	16,073,397
Total stockholders’ deficit	(904,847)	(877,610)
Total liabilities and stockholders’ deficit	$23,263	$23,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

General and administrative costs	$8,520	$53,684	$27,237	$58,814
Loss from operations	8,520	53,684	27,237	58,814

Other Income:
Other Income	-	38,609	-	38,609
Change in fair value of warrants	-	-	-	77
Income (loss) before income tax provision	(8,520)	(15,075)	(27,237)	(20,128)

Net income (loss)	$(8,520)	$(15,075)	$(27,237)	$(20,128)

Weighted average shares outstanding of common stock, basic and diluted- Public Shares	-	4,110,000	-	4,110,000
Basic and diluted net income (loss) per share, Public Shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended June 30, 2022

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at March 31, 2022	4,110,000	$411	$(16,951,418)	$16,054,680	$(896,327)
Net loss	-	-	-	(8,520)	(8,520)
Balance at June 30, 2022	4,110,000	$411	$(16,951,418)	$16,046,160	$(904,847)

For the six months ended June 30, 2022

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)
Net loss	-	-	-	(27,237)	(27,237)
Balance at June 30, 2022	4,110,000	$411	$(16,951,418)	$16,046,160	$(904,847)

For the three months ended June 30, 2021

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at March 31, 2021	4,110,000	$411	$(16,821,461)	$16,123,791	$(697,259)
Net Loss	-	-	-	(15,075)	(15,075)
Balance at June 30, 2021	4,110,000	$411	$(16,821,461)	$16,108,716	$(712,334)

For the six months ended June 30, 2021

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2020	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Net loss	-	-	-	(20,128)	(20,128)
Balance at June 30, 2021	4,110,000	$411	$(16,821,461)	$16,108,716	$(712,334)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allegro Merger Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(27,237)	$(20,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	-	(77)
Prepaid expenses and other current assets		35,049

Net cash used in operating activities	(27,237)	14,844

Cash flows from financing activities
Proceeds from notes payable- related party	27,250	55,000
Net cash provided by (used in) financing activities	27,250	55,000

Net change in cash	13	69,844
Cash at beginning of period	50	61,484
Cash at end of period	$63	$131,328

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

All activity through June 30, 2022 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of June 30, 2022, the Company had a cash balance of $63 and a working capital deficit of $904,807

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2022.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

Allegro Merger Corp.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three and six months ended June 30, 2022 basic and diluted for Public Shares is calculated dividing the net loss of ($8,520) and ($27,237), respectively, by the weighted average number of Public Shares outstanding during the period. All outstanding Public Shares were redeemed. The Founder and Private Placement shares are calculated separately from the Public Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued three unsecured promissory notes totaling $27,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, and May 2022. The notes are non-interest bearing, payable on demand and outstanding as of June 30, 2022.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of June 30, 2022.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

For the three months ended June 30, 2022, we had a net loss of $8,520, which consisted of operating costs of $8,520. For the six months ended June 30, 2022, we had net loss of $27,237, which consisted of operating costs of $27,237.

For the three months ended June 30, 2021, we had a net loss of $15,075, which consisted of operating costs of $53,684 and other income of $38,609. For the six months ended June 30, 2021, we had net loss of $20,128, which consisted of operating costs of $58,814, offset by investment income and change in value of warrant liability of $38,609 and $77.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $27,237 for the six months ended June 30, 2022 consists of operating expenses. Through June 30, 2022, our liquidity needs were satisfied through receipt of $27,250 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, we had a working capital deficit of $904,807. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, and December 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of June 30, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

ALLEGRO MERGER CORP.

Date: August 10, 2022	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)