Form 10-K
period 2022-12-31
Allegro Merger Corp.
filed 2023-03-28
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated file”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 28, 2023, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“Allegro,” “we,” “us,” “our,” “company,” “our company” or similar phrases are to Allegro Merger Corp.;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering;

●	“Chardan” are to Chardan Capital Markets LLC, one of the underwriters of our initial public offering;

●	“common stock” are to our shares of common stock, par value $0.0001 per share;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial stockholders” are the holders of the private shares;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Agreement” are to the Agreement and Plan of Merger, dated as of November 8, 2019, by and among the Company, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Allegro (“Merger Sub”), TGIF Holdings, LLC, a Delaware limited liability company (“Holdings”), TGIF Midco, Inc., a Delaware corporation and currently a subsidiary of Holdings (“Midco” and together with Holdings and their subsidiaries, “TGI Fridays”), and Rohit Manocha, solely in his capacity as the initial representative of the equity holders of Holdings and Midco.

●	“private placement shares” are to the shares of common stock underlying the private placement units;

●	“private placement units” are to the 372,500 units purchased by our initial stockholders, Cantor, and Chardan in the private placement that occurred simultaneously with the completion of our initial public offering, each private placement unit consisting of one share of common stock, one right, and one warrant;

●	“private placement warrants” are to the warrants underlying the private placement units;

●	“private shares” are to the 3,737,500 shares of our common stock sold by us to our initial stockholders prior to our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders, Cantor, Chardan and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“rights” are to our rights, each right exchangeable for one-tenth (1/10) of one share of common stock upon the completion of our initial business combination;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Trust Account” are to the trust account established in connection with the initial public offering in which certain proceeds related thereto were deposited;

●	“units” are to the 14,950,000 units sold in the initial public offering, including 1,950,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of common stock, one right, and one warrant; and

●	“warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing 30 days after the completion of our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete an initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	an inability to have our securities listed on a national securities exchange following an initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	lack of a market for our securities; or

●	our financial performance.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Company’s amended and restated certificate of incorporation, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that were able to be released to the Company to pay franchise and income taxes and up to $100,000 of interest that was able to be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

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

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

Current Operations

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s officers may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2022, the Company had no employees.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2022, the Company had a cash balance of $106, and a working capital deficit of $926,495.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s lack of liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to account for such uncertainty.

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

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and directors may in the future become affiliated with other entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors, or existing stockholders, which may raise potential conflicts of interest.

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

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require additional time, effort and more resources for us to identify a suitable target and to consummate a business combination.

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

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate a business combination. To obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate a business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 limit our ability to have meetings with potential investors or the target company’s personnel, or if vendors and services providers are unavailable. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

Trading of our securities on the Nasdaq Capital Market was suspended as of April 20, 2020. On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights and warrants. Such securities were delisted from Nasdaq as of April 30, 2020, and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020. Our securities are not currently traded on an established trading market or exchange. There can be no assurance that our securities will be admitted to list or trade on any market or exchange or that, if listed or traded, that we will maintain the requirements for continued listing or trading. A market for our securities may never develop. As a result, holders of our securities may be unable to sell their securities and may lose all of their investment.

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

We are subject to laws and regulations enacted by national, regional, and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

If we are unable to complete an initial business combination and determine to liquidate and dissolve, our warrants and rights will expire worthless.

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

Our rights were issued in registered form under a Right Agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The Right Agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Right Agreement requires the approval by the holders of at least 65% of the then outstanding rights to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, decrease the number of shares of our common stock issuable upon conversion of a right.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

A registration statement covering the shares underlying our warrants may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the terms of the warrant agreement governing our warrants, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, in no event will we be required to issue cash, securities, or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to their delisting and deregistration, our units, common stock, rights, and warrants were listed on the Nasdaq Capital Market, or Nasdaq, under the symbols “ALGRU,” “ALGR,” “ALGRR” and “ALGRW,” respectively. The last trading date of the Company’s securities on the Nasdaq Capital Market was Monday, April 20, 2020. There is no public trading market for the Company’s securities at this time.

Holders

As of December 31, 2022, there were 18 holders of record of our common stock, 16 holders of record of our warrants, and 16 holders of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fiscal year ended December 31, 2022.

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

Following the closing of the Initial Public Offering on July 6, 2018, an amount of $149,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in the Trust Account and was invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

Dissolution of Trust Account; Delisting and Deregistration of Securities

Pursuant to the Company’s amended and restated certificate of incorporation, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

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

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020, and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

2022 Promissory Notes

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022.

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

Results of Operations

For the year ended December 31, 2022, we had net loss of $48,925, which consisted of operating costs of $48,925.

For the year ended December 31, 2021, we had net loss of $55,447, which consisted of operating costs of $95,328, offset by other income of $39,804 and a change in the value of the warrants of $77.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $48,925 for the year ended December 31, 2022, consists only of other operating costs. Through December 31, 2022, our liquidity needs were satisfied through loans made to the Company in the amount of $40,350.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, we had a working capital deficit of $926,495. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of December 31, 2022. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Registration Rights

The holders of the private shares, private placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by Allegro’s initial stockholders, officers, directors or their affiliates will have the right to require Allegro to register under the Securities Act a sale of any securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, except that Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by Allegro. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We entered into an agreement to pay an affiliate of our Chief Executive Officer an aggregate monthly fee of $12,500 for office space and office and administrative support provided to the Company. The Company and the affiliate have agreed to suspend payment on this agreement on March 31, 2020. This space is still provided to us by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by Mr. Rosenfeld, free of charge.

We have engaged our underwriters as advisors in connection an initial business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Underwriting Agreement provided that a deferred underwriting discount of 3.5% of the gross offering proceeds of the initial public offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate (“Deferred Underwriting Discount”) would only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed its initial Business Combination.  As previously indicated, the Company was unable to consummate its initial business combination in the time period required by the Company’s amended and restated certificate of incorporation and, accordingly, distributed the proceeds held in the Trust Account to public stockholders.  As a result, the Deferred Underwriting Discount is no longer owed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of the accounting staff,

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting were not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional analyses on internal controls including analyzing changes that may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	65	Chief Executive Officer
David D. Sgro	46	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	32	Chief Financial Officer
John P. Schauerman	66	Director
Adam J. Semler	58	Director
Robert Michael Deluce	44	Director

Eric S. Rosenfeld, age 65, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018.

Mr. Rosenfeld also served as the chief SPAC officer of Legato Merger Corp. II. (“Legato II”) since its inception until it completed its business combination with Southland Holdings in February 2023. He served as the chief SPAC officer of Legato Merger Corp. (“Legato I”) from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, since its formation in August 2000. From November 2018 until February 2023, Mr. Rosenfeld served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp.(formerly Cott Corporation), a NYSE-listed beverage company, since June 2008 and is currently the Lead Independent Director. Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

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

David D. Sgro, CFA, age 46, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has also served as a member of the board of directors of Legato II since its inception, and as non-executive vice chairman of the board since November 2021 until it completed its business combination with Southland Holdings in February 2023, and as its Chief Executive Officer from its inception to November 2021. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro has served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as Chairman of the Board of Hill International Inc., construction project management firm, until its sale to GISI in December 2020. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro earned a BS in Finance from The College of New Jersey in 1998 and an MBA from Columbia Business School in 2005. Mr. Sgro is a regular guest lecturer at Columbia Business School and is an adjunct professor at The College of New Jersey.

Adam H. Jaffe, age 32, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe served as chief financial officer and secretary of Legato II since its inception until it completed its business combination with Southland Holdings in February 2023. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also served on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company from June 2021 until November 2022. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

John P. Schauerman, age 66, has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr Schauerman has served on the Board of Primoris Services Corporation (NASDAQ: PRIM) since November 2016. Mr. Schauerman has served on the Board of Ascent Industries (NASDAQ: ACNT) since June 2020.  He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities from August 2014 through February 2018. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony merger Corp.

Adam J. Semler, age 58, has served as a director of Allegro since April 2018. Mr. Semler has served as a director of Legato II since November 2021. Mr. Semler has served as a director of Legato I from January 2021 until it completed its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Robert Michael Deluce, age 44, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce remains central to the business and presently serves as its President & CEO. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

During the fiscal years ended December 31, 2022 and 2021, Allegro’s audit committee held four meetings, respectively in each year. John Schauerman and Adam Semler of the audit committee attended all four meetings of the audit committee in 2022, while Michael Deluce attended three of the four meetings of the audit committee in 2022. Each of Allegro’s audit committee members attended all of the meetings of the audit committee in fiscal years 2021.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education, or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

During the fiscal years ended December 31, 2022 and 2021, Allegro’s nominating committee did not hold any meetings.

Compensation Committee

Allegro’s compensation committee of the board of directors currently consists of Robert Michael Deluce, whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

During the fiscal years ended December 31, 2022 and 2021, Allegro’s compensation committee did not hold any meetings.

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

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 4,110,000 outstanding shares of common stock as of December 31, 2022 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

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

The private shares and private placement units, and securities contained therein, are each subject to transfer restrictions set forth in letter agreements among us, the initial stockholders, and purchasers of private placement units. These transfer restrictions provide that such securities are not transferable or salable (A) in the case of the private shares, until the earlier of (1) one year after the completion of our initial business combination or (2) subsequent to our business combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) in the case of the private placement units, including the component securities therein, until 30 days after the consummation of our initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of our initial business combination we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the lockup period, the only permitted transfers are (i) amongst our officers, directors and employees or those of Cantor and Chardan, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death in the case of individuals or pursuant to applicable law or organizational documents upon dissolution in the case of entities, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii) or with our prior consent) where the transferee agrees to the terms of the transfer restrictions and the letter agreement being signed by the transferor. Notwithstanding the foregoing, the letter agreements provide that, in connection with an initial business combination, the initial stockholders may transfer, assign or sell their private shares with our consent, including for a profit, to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreements.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2022. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, except that Cantor, Chardan, and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on July 2, 2018, the effective date of Allegro’s registration statement in connection with Allegro’s initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements. The Company will bear the costs and expenses of filing any such registration statements.

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

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2022 and 2021, the firm of MaloneBailey, LLP acted as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LLP and WithumSmith+Brown, PC and for services rendered.

Audit Fees

During the fiscal years ended December 31, 2022 and 2021, audit fees paid to MaloneBailey, LLP were $30,000 and $67,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2022 and 2021, we did not pay MaloneBailey, LLP any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2022 and 2021, fees for tax services paid to WithumSmith+Brown, PC were $3,500, and $3,500 respectively.

All Other Fees

During the fiscal years ended December 31, 2022 and 2021, we did not pay MaloneBailey, LLP or WithumSmith+Brown, PC any other fees.

Audit Committee Approval

All of the services discussed above were pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.7	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022)
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
21	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas

March 28, 2023

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2022	2021

ASSETS

Current assets:
Cash	$106	$50
Prepaid expenses and other current assets	-	23,200
Total current assets	106	23,250
Total assets	$106	$23,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,651	$16,220
Notes payable- related party	924,950	884,600
Total current liabilities	926,601	900,820
Warrant liability	40	40
Total liabilities	926,641	900,860

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	16,024,472	16,073,397
Total stockholders’ deficit	(926,535)	(877,610)
Total liabilities and stockholders’ deficit	$106	$23,250

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2022	2021

General and administrative costs	$48,925	$95,328
Loss from operations	48,925	95,328

Other Income:
Other income	-	39,804
Change in fair value of warrants	-	77
Income (loss) before income tax provision	(48,925)	(55,447)
Provision for income taxes	-	-

Net income (loss)	$(48,925)	$(55,447)

Weighted average shares outstanding of common stock, basic and diluted	4,110,000	4,110,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2022

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)
Net Loss	-	-	-	(48,925)	(48,925)
Balance at December 30, 2022	4,110,000	$411	$(16,951,418)	$16,024,472	$(926,535)

For the year ended December 31, 2021

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2020	4,110,000	$411	$(16,821,461)	$16,128,844	$(692,206)
Stockholder redemptions	-	-	(129,957)	-	(129,957)
Net Loss	-	-	-	(55,447)	(55,447)
Balance at December 30, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021

Cash flow from operating activities
Net loss	$(48,925)	$(55,447)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	-	(77)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,200	35,047
Accounts payable and accrued expenses	(14,569)	-

Net cash used in operating activities	(40,294)	(20,477)

Cash flows from financing activities
Proceeds from notes payable- related party	40,350	89,000
Proceeds from redemption of stockholder units	-	(129,957)

Net cash provided by (used in) financing activities	40,350	(40,957)

Net increase (decrease) in cash	56	(61,434)

Cash at beginning of period	50	61,484

Cash at end of period	$106	$50

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

All activity through December 31, 2022 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of December 31, 2022, the Company had a cash balance of $106 and a working capital deficit of $926,495

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s lack of liquidity raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to account for such uncertainty.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company had a cash balance of $106 and $50 as of December 31, 2022 and 2021, respectively.

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

Net income per share, basic and diluted for the years ended 2022, and 2021 is calculated dividing the net (loss) of $(48,925) and $(55,447), by the weighted average number of Shares outstanding during the period.

Risks and Uncertainties

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 limit our ability to have meetings with potential investors or the target company’s personnel, or if vendors and services providers are unavailable. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 limit our ability to have meetings with potential investors or the target company’s personnel, or if vendors and services providers are unavailable. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Restricted Cash

On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes. The restricted cash balance was $0 for the year ended 2022, and 2021, respectively.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022. The total notes payable to Eric S. Rosenfeld totals $143,250, as of December 31, 2022. The notes are non-interest bearing, payable on demand and outstanding.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The company issued two unsecured promissory notes totaling $13,900 in 2020. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022. The total notes payable to Eric S. Rosenfeld totals $102,900, as of December 31, 2021. The notes are non-interest bearing, payable on demand and outstanding.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of December 31, 2022, and 2021.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 4,110,000 shares of common stock issued and outstanding.

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

The Company may call the Warrants for redemption (excluding the Placement Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to its underwriter), in whole and not in part, at a price of $.01 per Warrant:

-	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

-	if, and only if, the reported last sale price of the shares of common stock (or the closing bid price of our common stock in the event shares of our common stock are not traded on any specific day) equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading-day period ending on the third business day prior to the notice of redemption to Warrant holders, and

-	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants at the time of redemption and for the entire 30-day redemption period and continuing each day thereafter until the date of redemption.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2022

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There was no change to the fair value of the warrants from 2021 to 2022 as the total value was deemed immaterial.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Volatility	24.4%	24.4%
Risk Free Rate	1.42%	1.42%
Estimated Term Remaining	4.27	4.27

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2022 and 2021 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of December 31, 2021	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2022	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Total deferred tax assets	$10,274	$11,644
Valuation Allowance	(10,274)	(11,644)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the net operating loss was approximately $48,925. The Company has net operating loss carryforwards of approximately $450. Such amounts are subject to IRS code section 382 limitation. The tax years from 2019 to 2021 are still subject to audit.

Note 10 — Subsequent Events

The Company issued an unsecured promissory note totaling $9,200 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January 2023. The note is non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2023.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	March 28, 2023
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	March 28, 2023
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	March 28, 2023
David D. Sgro

/s/ John P. Schauerman	Director	March 28, 2023
John P. Schauerman

/s/ Adam J. Semler	Director	March 28, 2023
Adam J. Semler

/s/ Robert Michael Deluce	Director	March 28, 2023
Robert Michael Deluce