Form 10-K
period 2023-12-31
Allegro Merger Corp.
filed 2024-03-26
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 26, 2024, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the Company’s units, common stock, rights and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

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

Employees

As of December 31, 2023, the Company had no employees.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2023, the Company had a cash balance of $32, and a working capital deficit of $965,168.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of December 31, 2023. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

The market for directors’ and officers’ liability insurance for special purpose acquisition companies is subject to continual change. For instance, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a shell company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software in.  We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.  We may the future determine to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business.  Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance.

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

Holders

As of December 31, 2023, there were 18 holders of record of our common stock, 16 holders of record of our warrants, and 16 holders of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fiscal year ended December 31, 2023.

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

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the Company’s units, common stock, rights, and warrants. Such securities were delisted from Nasdaq as of April 30, 2020, and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

2023 Promissory Notes

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve.

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

Results of Operations

For the year ended December 31, 2023, we had net loss of $38,673, which consisted of operating costs of $38,673

For the year ended December 31, 2022, we had net loss of $48,925, which consisted of operating costs of $48,925.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $38,673 for the year ended December 31, 2023, consists only of other operating costs. Through December 31, 2023, our liquidity needs were satisfied through loans made to the Company in the amount of $40,250.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, we had a working capital deficit of $965,168. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve.

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

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of the accounting staff.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting were not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	66	Chief Executive Officer
David D. Sgro	47	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	33	Chief Financial Officer
John P. Schauerman	67	Director
Adam J. Semler	59	Director
Robert Michael Deluce	45	Director

Eric S. Rosenfeld, age 66, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018.

Mr. Rosenfeld currently serves as the Chief SPAC Officer of Legato Merger Corp III. (“Legato III”), a blank check company since its inception in November 2023. Mr. Rosenfeld also served as the chief SPAC officer of Legato Merger Corp. II. (“Legato II”) from its inception until it completed its business combination with Southland Holdings in February 2023. He served as the chief SPAC officer of Legato Merger Corp. (“Legato I”) from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, since its formation in August 2000. From November 2018 until February 2023, Mr. Rosenfeld served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp.(formerly Cott Corporation), a NYSE-listed beverage company, from June 2008 until May 2023 Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

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

David D. Sgro, CFA, age 47, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro currently serves as a member of the board of directors of Legato Merger Corp III. (“Legato III”), a blank check company since November 2023. Mr. Sgro has also served as a member of the board of directors of Legato II from its inception, and as non-executive vice chairman of the board from November 2021, until it completed its business combination with Southland Holdings in February 2023, and as its Chief Executive Officer from its inception to November 2021. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro has served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as Chairman of the Board of Hill International Inc., construction project management firm, until its sale to GISI in December 2022. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro earned a BS in Finance from The College of New Jersey in 1998 and an MBA from Columbia Business School in 2005. Mr. Sgro is a regular guest lecturer at Columbia Business School and is an adjunct professor at The College of New Jersey.

Adam H. Jaffe, age 33, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe currently serves as the Chief Financial Officer of Legato Merger Corp III. (“Legato III”), a blank check company since its inception in November 2023. Mr. Jaffe served as chief financial officer and secretary of Legato II from its inception until it completed its business combination with Southland Holdings in February 2023. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also served on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company from June 2021 until November 2022. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

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

Adam J. Semler, age 58, has served as a director of Allegro since April 2018. Mr. Semler served as a director of Legato II from November 2021 until it completed its merger with Southland Holdings in February 2023. Mr. Semler has served as a director of Legato I from January 2021 until it completed its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Robert Michael Deluce, age 45, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce remains central to the business and presently serves as its President & CEO. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

Leadership Structure

The Company’s board of directors has determined to keep separate the positions of board chairman and chief executive officer at this time. This permits our chief executive officer to concentrate his efforts primarily on managing the Company’s business operations and development, while our chairman can focus on, among other things, communications and relations between our board of directors and senior management, consideration by our board of directors of the Company’s strategies and policies and our chief executive officer evaluation processes.

Risk Oversight

Our board of directors’ primary function is one of oversight. Our board of directors as a whole has responsibility for risk oversight and reviews management’s risk assessment and risk management policies and procedures. Our audit committee discusses with our management major financial risk exposures and reports its findings to our board of directors in connection with our board of directors’ risk oversight review. Our compensation committee is responsible for creating incentives that encourage behavior consistent with our business strategy, without encouraging undue risk-taking.

We believe our leadership structure is appropriate for the Company because it ensures accountability for oversight of particular kinds of risks reasonably expected to be faced by the Company is based on the expertise and qualifications of the person(s), in such position(s) and/or on such committee(s), as are primarily responsible for oversight and management of such particular risks. We also, as described elsewhere herein, make efforts to attract and retain the highest quality and most diverse directors. By ensuring that particularly qualified persons are in the position(s) to oversee, mitigate and otherwise manage each particular kind of risk reasonably expected to be faced by the Company, our leadership structure is appropriate to manage risk oversight by the Company.

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

During the fiscal years ended December 31, 2023 and 2022, Allegro’s audit committee held four meetings, respectively in each year. John Schauerman, Adam Semler, and Michael Deluce of the audit committee attended all four meetings of the audit committee in 2023. John Schauerman and Adam Semler of the audit committee attended all four meetings of the audit committee in 2022, while Michael Deluce attended three of the four meetings of the audit committee in 2022.

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

During the fiscal years ended December 31, 2023 and 2022, Allegro’s nominating committee did not hold any meetings.

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

During the fiscal years ended December 31, 2023 and 2022, Allegro’s compensation committee did not hold any meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 4,110,000 outstanding shares of common stock as of December 31, 2023 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

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

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2023.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2023. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2023 and 2022, the firm of BF Borgers CPA, PC acted as our independent registered public accounting firm. The following is a summary of fees paid to BF Borgers CPA, PC, MaloneBailey, LLP and WithumSmith+Brown, PC and for services rendered.

Audit Fees

During the fiscal years ended December 31, 2023 and 2022, audit fees paid to BF Borgers CPA, PC were $2,200 and $0, respectively. During the fiscal years ended December 31, 2023 and 2022, audit fees paid to MaloneBailey, LLP were $25,750 and $30,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2023 and 2022, we did not pay any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2023 and 2022, fees for tax services paid to WithumSmith+Brown, PC were $5,706, and $3,500 respectively.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, we did not pay BF Borgers or MaloneBailey, LLP any other fees.

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

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allegro Merger Corp and its subsidiary (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2020.

Houston, Texas

March 26, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allegro Merger Corp. (the "Company") as of December 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

March 26, 2024

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$32	$106
Prepaid expenses and other current assets	-	-
Total current assets	32	106
Total assets	$32	$106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$-	$1,651
Notes payable-related party	965,200	924,950
Total current liabilities	965,200	926,601
Warrant liability	40	40
Total liabilities	965,240	926,641

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,985,799	16,024,472
Total stockholders’ deficit	(965,208)	(926,535)
Total liabilities and stockholders’ deficit	$32	$106

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022

General and administrative costs	$38,673	$48,925
Loss from operations	38,673	48,925

Net income (loss)	$(38,673)	$(48,925)

Weighted average shares outstanding of common stock, basic and diluted	4,110,000	4,110,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2023

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2022	4,110,000	$411	$(16,951,418)	$16,024,472	$(926,535)
Net Loss	-	-	-	(38,673)	(38,673)
Balance at December 30, 2023	4,110,000	$411	$(16,951,418)	$15,985,799	$(965,208)

For the year ended December 31, 2022

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2021	4,110,000	$411	$(16,951,418)	$16,073,397	$(877,610)
Net Loss	-	-	-	(48,925)	(48,925)
Balance at December 30, 2022	4,110,000	$411	$(16,951,418)	$16,024,472	$(926,535)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022

Cash flow from operating activities
Net loss	$(38,673)	$(48,925)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	23,200
Accounts payable and accrued expenses	(1,651)	(14,569)

Net cash used in operating activities	(40,324)	(40,294)

Cash flows from financing activities
Proceeds from notes payable- related party	40,250	40,350

Net cash provided by (used in) financing activities	40,250	40,350

Net increase (decrease) in cash	(74)	56

Cash at beginning of period	106	50

Cash at end of period	$32	$106

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

All activity through December 31, 2023 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of December 31, 2023, the Company had a cash balance of $32 and a working capital deficit of $965,168

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company had a cash balance of $32 and $106 as of December 31, 2023 and 2022, respectively.

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

Net income per share, basic and diluted for the years ended 2023, and 2022 is calculated dividing the net (loss) of $(38,673) and $(48,925), by the weighted average number of Shares outstanding during the period.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2023. The total notes payable to Eric S. Rosenfeld totals $183,500, as of December 31, 2023. The notes are non-interest bearing, and outstanding as December 31, 2023.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2022. The total notes payable to Eric S. Rosenfeld totals $143,250, as of December 31, 2022. The notes are non-interest bearing, and outstanding as December 31, 2023.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of December 31, 2023, and 2022.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2023

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There was no change to the fair value of the warrants from 2022 to 2023 as the total value was deemed immaterial.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Volatility	24.4%	24.4%
Risk Free Rate	1.42%	1.42%
Estimated Term Remaining	4.27	4.27

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2023 and 2022 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of December 31, 2021	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2022	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2023	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Total deferred tax assets	$8,121	$10,274
Valuation Allowance	(8,121)	(10,274)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the net operating loss was approximately $38,673. The Company has net operating loss carryforwards of approximately $450. Such amounts are subject to IRS code section 382 limitation. The tax years from 2019 to 2022 are still subject to audit.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company issued two unsecured promissory notes totaling $22,750 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March 2024. The notes are non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2024.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	March 26, 2024
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	March 26, 2024
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	March 26, 2024
David D. Sgro

/s/ John P. Schauerman	Director	March 26, 2024
John P. Schauerman

/s/ Adam J. Semler	Director	March 26, 2024
Adam J. Semler

/s/ Robert Michael Deluce	Director	March 26, 2024
Robert Michael Deluce