Form 10-Q
period 2024-09-30
Allegro Merger Corp.
filed 2024-10-28
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of October 28, 2024, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$74	$32
Total current assets	74	32
Total assets	$74	$32

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable-related party	998,750	965,200
Total current liabilities	998,750	965,200
Warrant liability	40	40
Total liabilities	998,790	965,240

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of September 31, 2024 and December 31, 2023, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,952,291	15,985,799
Total stockholders’ deficit	(998,716)	(965,208)
Total liabilities and stockholders’ deficit	$74	$32

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

General and administrative costs	$6,450	$6,910	$33,508	$31,167
Loss from operations	6,450	6,910	33,508	31,167

Net income (loss)	$(6,450)	$(6,910)	$(33,508)	$(31,167)

Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended September 30, 2024

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at June 30, 2024	4,110,000	$411	$(16,951,418)	$15,958,741	$(992,266)
Net loss	-	-	-	(6,450)	(6,450)
Balance at September 30, 2024	4,110,000	$411	$(16,951,418)	$15,952,291	$(998,716)

For the nine months ended September 30, 2024

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2023	4,110,000	$411	$(16,951,418)	$15,985,799	$(965,208)
Net loss	-	-	-	(33,508)	(33,508)
Balance at September 30, 2024	4,110,000	$411	$(16,951,418)	$15,952,291	$(998,716)

For the three months ended September 30, 2023

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at June 30, 2023	4,110,000	$411	$(16,951,418)	$16,000,215	$(950,792)
Net loss	-	-	-	(6,910)	(6,910)
Balance at September 30, 2023	4,110,000	$411	$(16,951,418)	$15,993,305	$(957,702)

 For the nine months ended September 30, 2023

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2022	4,110,000	$411	$(16,951,418)	$16,024,472	$(926,535)
Net loss	-	-	-	(31,167)	(31,167)
Balance at September 30, 2023	4,110,000	$411	$(16,951,418)	$15,993,305	$(957,702)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(33,508)	$(31,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	-	(1,651)
Net cash used in operating activities	(33,508)	(32,818)

Cash flows from financing activities
Proceeds from notes payable- related party	33,550	32,850
Net cash provided by (used in) financing activities	33,550	32,850

Net change in cash	42	32
Cash at beginning of period	32	106
Cash at end of period	$74	$138

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

All activity through September 30, 2024 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of September 30, 2024, the Company had a cash balance of $74 and a working capital deficit of $998,676.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that it will continue as a going concern because the company has no operations to achieve any revenue and is dependent on obtaining capital to fund operating expenses. Thus the company has substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after September 30, 2024.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024, and December 31, 2023. The Company had a cash balance of $74 and $32 as of September 30, 2024 and  December 31, 2023, respectively.

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

Net income per share, basic and diluted for the three and nine months ending September 30, 2024 respectively, is calculated dividing the net (loss) of $(6,450) and $(33,508), by the weighted average number of Shares outstanding during the period.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued four unsecured promissory notes totaling $33,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, and July 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2024.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of September 30, 2024.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 4,110,000 shares of common stock issued and outstanding.

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

Our last warrant valuation was performed for the period ending March 31, 2021. As such, at September 30, 2024 and December 31, 2023, the value of the warrant liability is $40.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

For the three months ended September 30, 2024, we had a net loss of $6,450, which consisted of operating costs of $6,450. For the nine months ended September 30, 2024, we had a net loss of $33,508, which consisted of operating costs of $33,508.

For the three months ended September 30, 2023, we had a net loss of $6,910, which consisted of operating costs of $6,910. For the nine months ended September 30, 2023, we had net loss of $31,167, which consisted of operating costs of $31,167.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $33,508 for the nine months ended September 30, 2024 consists of operating expenses. Through September 30, 2024, our liquidity needs were satisfied through receipt of $33,550 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2024, we had a working capital deficit of $998,676. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued four unsecured promissory notes totaling $33,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, and July 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2024.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of September 30, 2024.  The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, and December 31, 2023, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of September 30, 2024. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

ALLEGRO MERGER CORP.

Date: October 28, 2024	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)