Form 10-K
period 2024-12-31
Allegro Merger Corp.
filed 2025-03-14
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 14, 2025, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Employees

As of December 31, 2024, the Company had no employees.

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

Risks Related to Consummating a Business Combination

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2024, the Company had a cash balance of $103, and a working capital deficit of $1,004,647.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of December 31, 2024. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

We have no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a business combination, we will never generate any operating revenues.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls over financial reporting. In addition, we must have our system of internal controls over financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

As of December 31, 2024, there were 18 holders of record of our common stock, 16 holders of record of our warrants, and 16 holders of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fiscal year ended December 31, 2024.

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

2024 Promissory Notes

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

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

Results of Operations

For the year ended December 31, 2024, we had net loss of $39,479, which consisted of operating costs of $39,479.

For the year ended December 31, 2023, we had net loss of $38,673, which consisted of operating costs of $38,673

Liquidity and Capital Resources

We presently have no revenue; our net loss of $39,479 for the year ended December 31, 2024, consists only of operating costs. Through December 31, 2024, our liquidity needs were satisfied through loans made to the Company in the amount of $39,550.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2024, we had a working capital deficit of $1,004,647. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a business combination unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of December 31, 2024. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Registration Rights

The holders of the private shares, private placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by Allegro’s initial stockholders, officers, directors or their affiliates will have the right to require Allegro to register under the Securities Act a sale of any securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, except that Cantor, Chardan, and/or their designees may no longer make a demand registration. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by Allegro. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of the accounting staff.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting were not effective based on those criteria.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	67	Chief Executive Officer
David D. Sgro	48	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	34	Chief Financial Officer
John P. Schauerman	68	Director
Adam J. Semler	60	Director
Robert Michael Deluce	46	Director

Eric S. Rosenfeld, age 67, has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018.

Mr. Rosenfeld has served as the Chief SPAC Officer of Legato Merger Corp III (“Legato III”), a blank check company, since its inception in November 2023. Mr. Rosenfeld also served as the chief SPAC officer of Legato Merger Corp. II (“Legato II”) from its inception until it completed its business combination with Southland Holdings in February 2023. He served as the chief SPAC officer of Legato Merger Corp. (“Legato I”) from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, since its formation in August 2000. From November 2018 until February 2023, Mr. Rosenfeld served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp.(formerly Cott Corporation), a NYSE-listed beverage company, from June 2008 until May 2023 Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

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

David D. Sgro, CFA, age 48, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has served as a member of the board of directors of Legato III since November 2023. Mr. Sgro also served as a member of the board of directors of Legato II from its inception, and as non-executive vice chairman of the board from November 2021, until it completed its business combination with Southland Holdings in February 2023, and as its Chief Executive Officer from its inception to November 2021. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro has served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as Chairman of the Board of Hill International Inc., construction project management firm, until its sale to GISI in December 2022. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro earned a BS in Finance from The College of New Jersey in 1998 and an MBA from Columbia Business School in 2005. Mr. Sgro is a regular guest lecturer at Columbia Business School and is an adjunct professor at The College of New Jersey.

Adam H. Jaffe, age 34, has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe has served as the Chief Financial Officer of Legato III since its inception in November 2023. Mr. Jaffe served as chief financial officer and secretary of Legato II from its inception until it completed its business combination with Southland Holdings in February 2023. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also served on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company from June 2021 until November 2022. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

John P. Schauerman, age 67, has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr Schauerman has served on the Board of Primoris Services Corporation (NASDAQ: PRIM) since November 2016. Mr. Schauerman has served on the Board of Ascent Industries (NASDAQ: ACNT) since June 2020.  He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities from August 2014 through February 2018. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts and his prior experience with Quartet Merger Corp. and Harmony Merger Corp.

Adam J. Semler, age 59, has served as a director of Allegro since April 2018. Mr. Semler served as a director of Legato II from November 2021 until it completed its merger with Southland Holdings in February 2023. Mr. Semler has served as a director of Legato I from January 2021 until it completed its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with Harmony.

Robert Michael Deluce, age 46, has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce remains central to the business and presently serves as its President & CEO. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

During the fiscal years ended December 31, 2024 and 2023, Allegro’s audit committee held four meetings, respectively in each year. John Schauerman and Adam Semler of the audit committee attended all four meetings of the audit committee in 2024, while Michael Deluce attended three of the four meetings of the audit committee in 2024. John Schauerman, Adam Semler, and Michael Deluce of the audit committee attended all four meetings of the audit committee in 2023.

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

During the fiscal years ended December 31, 2024 and 2023, Allegro’s nominating committee did not hold any meetings.

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

During the fiscal years ended December 31, 2024 and 2023, Allegro’s compensation committee did not hold any meetings.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2024, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	%
Directors and Officers Prior to the Transactions:
Eric S. Rosenfeld	48,630	1.1%
David D. Sgro	621,013	15.1%
Adam Jaffe (2)	2,248,295	54.7%
John P. Schauerman	30,000	*
Adam J. Semler (3)	30,000	*
Robert Michael Deluce	45,000	1.09%
All directors and officers prior to the business combination as a group (6 persons)	3,022,938	73.55%
Five Percent Holders:
Eric Rosenfeld 2017 Trust No. 1	1,553,687	37.8%
Eric Rosenfeld 2017 Trust No. 2	684,563	16.6%
Gregory Monahan	332,062	8.08%
Leonard Schlemm	300,000	7.30%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	Represents 10,045 shares of common stock which are held individually by Mr. Jaffe, 1,553,687 shares of common stock held by the Eric Rosenfeld 2017 Trust No. 1, and 684,563 shares of common stock held by Eric Rosenfeld 2017 Trust No. 2, both trusts established for Mr. Rosenfeld’s children. Mr. Jaffe is the trustee of these trusts and has sole voting and dispositive power over the shares.

(3)	Represents shares held by Triple J Holdings II, LLC, an entity managed by Mr. Semler. Mr. Semler has voting and dispositive control over such shares.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2024. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, except that Cantor, Chardan, and/or their designees may no longer make a demand registration. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on July 2, 2018. Allegro will bear the costs and expenses of filing any such registration statements. The Company will bear the costs and expenses of filing any such registration statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2024 and 2023, the firm of Hudgens CPA acted as our independent registered public accounting firm. The following is a summary of fees paid to Hudgens CPA, BF Borgers CPA, PC, MaloneBailey LLP, and WithumSmith+Brown, PC and for services rendered.

Audit Fees

During the fiscal years ended December 31, 2024 and 2023, audit fees paid to Hudgens CPA were $5,000 and $0, respectively. During the fiscal years ended December 31, 2024 and 2023, audit fees paid to BF Borgers CPA, PC were $18,700 and $2,200, respectively. During the fiscal years ended December 31, 2024 and 2023, audit fees paid to MaloneBailey, LLP were $0 and $25,750, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2024 and 2023, we did not pay any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2024 and 2023, fees for tax services paid to WithumSmith+Brown, PC were $4,300, and $5,706 respectively.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, we did not pay Hudgens CPA, BF Borgers CPA, PC, MaloneBailey, LLP or WithumSmith+Brown, PC any other fees.

Audit Committee Approval

All of the services discussed above were pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.7	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022)
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
19.1	Insider Trading Policy
21	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2024.

Houston, Texas

Firm ID: 6849

March 14, 2025

Allegro Merger Corp.
Consolidated Balance Sheets

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$103	$32
Prepaid expenses and other current assets	-	-
Total current assets	103	32
Total assets	$103	$32

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$-	$-
Notes payable-related party	1,004,750	965,200
Total current liabilities	1,004,750	965,200
Warrant liability	40	40
Total liabilities	1,004,790	965,240

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,946,320	15,985,799
Total stockholders’ deficit	(1,004,687)	(965,208)
Total liabilities and stockholders’ deficit	$103	$32

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2024	2023

General and administrative costs	$39,479	$38,673
Loss from operations	39,479	38,673

Net income (loss)	$(39,479)	$(38,673)

Weighted average shares outstanding of common stock, basic and diluted	4,110,000	4,110,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2024

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2023	4,110,000	$411	$(16,951,418)	$15,985,799	$(965,208)
Net Loss	-	-	-	(39,479)	(39,479)
Balance at December 30, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)

For the year ended December 31, 2023

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2022	4,110,000	$411	$(16,951,418)	$16,024,472	$(926,535)
Net Loss	-	-	-	(38,673)	(38,673)
Balance at December 30, 2023	4,110,000	$411	$(16,951,418)	$15,985,799	$(965,208)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023

Cash flow from operating activities
Net loss	$(39,479)	$(38,673)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	-	(1,651)

Net cash used in operating activities	(39,479)	(40,324)

Cash flows from financing activities
Proceeds from notes payable- related party	39,550	40,250

Net cash provided by (used in) financing activities	39,550	40,250

Net increase (decrease) in cash	71	(74)

Cash at beginning of period	32	106

Cash at end of period	$103	$32

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

All activity through December 31, 2024 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of December 31, 2024, the Company had a cash balance of $103 and a working capital deficit of $1,004,647

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023. The Company had a cash balance of $103 and $32 as of December 31, 2024 and 2023, respectively.

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

Net income per share, basic and diluted for the years ended 2024, and 2023 is calculated dividing the net (loss) of $(39,479) and $(38,673), by the weighted average number of Shares outstanding during the period.

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

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2024.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of December 31, 2024, and 2023.

Properties

We maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. This space is provided to us by Crescendo Advisors II, LLC (“Crescendo”), an entity controlled by Mr. Rosenfeld, free of charge. We consider our current office space adequate for our current operations.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, except that Cantor, Chardan, and/or their designees may no longer make a demand registration. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. Cantor, Chardan, and/or their designees may participate in a “piggy-back” registration only during the seven year period beginning on July 2, 2018. The Company will bear the costs and expenses of filing any such registration statements.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2024 and December 31, 2023, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2024

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There was no change to the fair value of the warrants from 2023 to 2024 as the total value was deemed immaterial.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Volatility	24.4%	24.4%
Risk Free Rate	1.42%	1.42%
Estimated Term Remaining	4.27	4.27

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2024 and 2023 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of December 31, 2021	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2022	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2023	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2024	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Total deferred tax assets	$8,291	$8,121
Valuation Allowance	(8,291)	(8,121)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the net operating loss was approximately $39,479. The Company has net operating loss carryforwards of approximately $450. Such amounts are subject to IRS code section 382 limitation. The tax years from 2019 to 2023 are still subject to audit.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company issued one unsecured promissory note totaling $7,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January 2025. The note is non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2025.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	March 14, 2025
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	March 14, 2025
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	March 14, 2025
David D. Sgro

/s/ John P. Schauerman	Director	March 14, 2025
John P. Schauerman

/s/ Adam J. Semler	Director	March 14, 2025
Adam J. Semler

/s/ Robert Michael Deluce	Director	March 14, 2025
Robert Michael Deluce