Form 10-K
period 2025-12-31
Allegro Merger Corp.
filed 2026-02-11
CIK 1720025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of February 11, 2026, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“Allegro,” “we,” “us,” “our,” “company,” “our company” or similar phrases are to Allegro Merger Corp.;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering;

●	“Chardan” are to Chardan Capital Markets LLC, one of the underwriters of our initial public offering;

●	“common stock” are to our shares of common stock, par value $0.0001 per share;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial stockholders” are the holders of the private shares;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Agreement” are to the Agreement and Plan of Merger, dated as of November 8, 2019, by and among the Company, Allegro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Allegro (“Merger Sub”), TGIF Holdings, LLC, a Delaware limited liability company (“Holdings”), TGIF Midco, Inc., a Delaware corporation and currently a subsidiary of Holdings (“Midco” and together with Holdings and their subsidiaries, “TGI Fridays”), and Rohit Manocha, solely in his capacity as the initial representative of the equity holders of Holdings and Midco.

●	“private placement shares” are to the shares of common stock underlying the private placement units;

●	“private placement units” are to the 372,500 units purchased by our initial stockholders, Cantor, and Chardan in the private placement that occurred simultaneously with the completion of our initial public offering, each private placement unit consisting of one share of common stock, one right, and one warrant;

●	“private placement warrants” are to the warrants underlying the private placement units;

●	“private shares” are to the 3,737,500 shares of our common stock sold by us to our initial stockholders prior to our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders, Cantor, Chardan and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“rights” are to our rights, each right exchangeable for one-tenth (1/10) of one share of common stock upon the completion of our initial merger transaction;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Trust Account” are to the trust account established in connection with the initial public offering in which certain proceeds related thereto were deposited;

●	“units” are to the 14,950,000 units sold in the initial public offering, including 1,950,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of common stock, one right, and one warrant; and

●	“warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share commencing 30 days after the completion of our initial merger transaction.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete an initial merger transaction;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial merger transaction;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial merger transaction, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial merger transaction;

●	pool of prospective target businesses;

●	an inability to have our securities listed on a national securities exchange following an initial merger transaction;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	lack of a market for our securities; or

●	our financial performance.

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

iii

PART I

ITEM 1. BUSINESS

We were incorporated in Delaware on August 7, 2017 for the purpose of completing an initial public offering and entering into a business combination with one or more businesses or entities (a “business combination”). To date, Allegro’s efforts have been limited to organizational activities, completion of its initial public offering and the evaluation of possible business opportunities.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

We were unable to consummate an initial business combination pursuant to amended and restated certificate of incorporation. As a result, pursuant to the amended and restated certificate of incorporation, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that were able to be released to the Company to pay franchise and income taxes and up to $100,000 of interest that was able to be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

An aggregate of approximately $781,700 of loans made by the initial stockholders to the Company in connection with extensions of time to complete an initial business will not be repaid and will be forgiven if we are unable to consummate a merger transaction and determine to liquidate and dissolve.

The initial stockholders waived their redemption rights with respect to the private shares and the private placement shares. Accordingly, such initial stockholders did not participate in the redemption and an aggregate of 4,110,000 shares of common stock remain outstanding. Additionally, the Company’s rights and warrants issued in the initial public offering remain outstanding.

On April 20, 2020, Nasdaq filed a Form 25 to delist and deregister the Company’s units, common stock, rights and warrants. Such securities were delisted from Nasdaq as of April 30, 2020 and deregistered under Section 12(b) of the Exchange Act as of July 9, 2020.

Merger agreement with SeeQC

On January 16, 2026, the Company, SeeQC, Inc., a Delaware corporation (“SeeQC”), and [SeeQC Merger Sub, Inc.], a Delaware corporation and a direct, wholly-owned subsidiary of SeeQC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (“Merger”). As a result of the Merger, the Company will continue as a direct, wholly-owned subsidiary of SeeQC, with the securityholders of the Company becoming securityholders of SeeQC. Simultaneously with the Merger, the parties intend to effect an initial public offering of common stock of SeeQC (the “SeeQC IPO”). The Merger, the SeeQC IPO and the other transactions contemplated by the Merger Agreement (the “Transactions”) are expected to be consummated in the first half of 2026, following the fulfilment of certain conditions set forth in the Merger Agreement (the “Closing”). For additional information regarding SeeQC, the Merger Agreement, the Merger, the SeeQC IPO and the Transactions, see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2026.

Other than as specifically discussed herein, the rest of this Annual Report assumes that we will not consummate the Transactions with SeeQC and will seek to consummate a different strategic transaction.

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

We currently have no agreements or understandings with any prospective merger candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a merger transaction and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a merger transaction with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect merger transactions with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial merger transaction to undertake additional merger transactions.

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

Employees

As of December 31, 2025, the Company had no employees.

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

Additionally, if we consummate the Transactions with SeeQC, we will be subject to the risks and uncertainties relating to SeeQC and its business. Such risks and uncertainties will be described in more detail in our future filings with the Securities and Exchange Commission related to such transaction. You should also consider carefully those material risks before making a decision to invest in our securities.

Risks Related to Consummating a Merger Transaction

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

As of December 31, 2025, the Company had a cash balance of $98, and a working capital deficit of $1,077,352.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of December 31, 2025. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

We have no operating history and no revenue. We will not commence operations until we consummate a merger transaction. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a merger transaction, we will never generate any operating revenues.

You will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any business sector or geographic region we wish. If we consummate a merger transaction, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Because of our limited resources and the significant competition for target businesses, it may be more difficult for us to complete a merger transaction.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a merger transaction.

Subsequent to consummation of a merger transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following a merger transaction, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We may issue additional common or preferred stock to complete a merger transaction or under an employee incentive plan after consummation of a merger transaction, which would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete a merger transaction or under an employee incentive plan after consummation of a merger transaction. The issuance of additional shares of common or preferred stock:

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a merger transaction, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, otherwise to incur debt, we may choose to incur substantial debt in order to complete a merger transaction. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues or cash flows after a merger transaction are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate a merger transaction.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific merger transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate a merger transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a merger transaction.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a merger transaction. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a merger transaction and their other business commitments. We do not intend to have any full-time employees prior to the consummation of a merger transaction. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate a merger transaction.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate a merger transaction, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and directors may in the future become affiliated with other entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a merger transaction with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors, or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our initial stockholders, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for merger opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm, a firm that regularly prepares valuation reports on the type of company that we are seeking to acquire or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a merger transaction with one or more businesses affiliated with our executive officers, directors or our initial stockholders, potential conflicts of interest still may exist and, as a result, the terms of the merger transaction may not be as advantageous to us as they would be absent any conflicts of interest.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of a merger transaction and could even result in our inability to find a target or to consummate a merger transaction.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a merger transaction, and there are still many special purpose acquisition companies seeking targets for merger transactions, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require additional time, effort and more resources for us to identify a suitable target and to consummate a merger transaction.

In addition, because there are more companies seeking to enter into a merger transaction with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close merger transactions or operate targets post-merger transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a merger transaction, and we may not be able to consummate a merger transaction at all.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete a merger transaction.

The market for directors’ and officers’ liability insurance for special purpose acquisition companies is subject to continual change. For instance, the premiums charged for such policies have increased at times and the terms of such policies have become less favorable at times.

Any increased cost or decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate a merger transaction. To obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-merger transaction entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-merger transaction’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a merger transaction, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to a merger transaction. As a result, to protect our directors and officers, the post-merger entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-merger entity and could interfere with or frustrate our ability to consummate a merger transaction.

Our search for a merger transaction, and any target business with which we ultimately consummate a merger transaction, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a merger transaction could be materially and adversely affected. Furthermore, we may be unable to complete a merger transaction if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for a merger transaction will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate a merger transaction, or the operations of a target business with which we ultimately consummate a merger transaction, may be materially adversely affected.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions from our Trust Account that were received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

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

We did not comply with Section 280 of the DGCL when we redeemed our public shares for a pro rata portion of the Trust Account. Therefore, Section 281(b) of the DGCL required us to adopt a plan, based on facts known to us at such time that provided for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. If our plan of distribution complied with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution would be limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you, however, that we properly assessed all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We may not hold an annual meeting of stockholders until after we consummate a merger transaction.

We may not hold an annual meeting of stockholders until after we consummate a merger transaction, and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a merger transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete a merger transaction or operate the post-merger company successfully.

If we are unable to complete a merger transaction and determine to liquidate and dissolve, our warrants and rights will expire worthless.

Our outstanding warrants and rights may not be exercised until after the completion of a merger transaction. Accordingly, our warrants and rights will expire worthless if we are unable to consummate a merger transaction and our board resolves to liquidate and dissolve.

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

The grant of registration rights to our initial stockholders and purchasers of private placement units may make it more difficult to complete a merger transaction, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to an agreement entered into concurrently with the consummation of our initial public offering, our initial stockholders, purchasers of private placement units and their permitted transferees can demand that we register the private shares, private placement units, private placement shares, private placement rights and private placement warrants, and the shares of common stock issuable upon conversion of the private placement rights and exercise of the private placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make a merger transaction more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a merger transaction, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls over financial reporting. In addition, we must have our system of internal controls over financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a merger transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a shell company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for a merger transaction. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software in.  We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.  We may the future determine to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

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

Holders

As of December 31, 2025, there were 19 holders of record of our common stock, 16 holders of record of our warrants, and 16 holders of record of our rights.

Dividends

We did not pay any cash dividends and we do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a merger transaction. The payment of any cash dividends subsequent to a merger transaction will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Delaware law. Further, if we incur any indebtedness in connection with a merger transaction, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fiscal year ended December 31, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this annual report.

Overview

We are a blank check company formed on August 7, 2017 to complete an initial public offering and to consummate a business combination with one or more businesses or entities. Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

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

Dissolution of Trust Account; Delisting and Deregistration of Securities

We were unable to consummate an initial business combination pursuant to amended and restated certificate of incorporation. As a result, pursuant to the amended and restated certificate of incorporation, on March 31, 2020, the Company began the process of liquidating and distributing to its public stockholders their pro rata portion of the funds contained in the Trust Account, including interest earned on the amounts on deposit, less amounts that may be released to the Company to pay franchise and income taxes and up to $100,000 of interest which may be released to the Company to pay dissolution expenses. On April 21, 2020, all of the public shares were redeemed at a per share redemption price of $10.30. On August 23, 2021, we distributed the remaining restricted cash pro rata, to our former public stockholders in the amount of $129,957. The restricted cash balance represented the unused portion of our dissolution allowance and allowance for taxes.

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

Promissory Notes

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

The Company issued five unsecured promissory notes totaling $39,550 to Mr. Rosenfeld in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

All of the foregoing notes remain unpaid and outstanding as of December 31, 2025.

Merger agreement with SeeQC

On January 16, 2026, the Company, SeeQC and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger. As a result of the Merger, the Company will continue as a direct, wholly-owned subsidiary of SeeQC, with the securityholders of the Company becoming securityholders of SeeQC.

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

Results of Operations

For the year ended December 31, 2025, we had net loss of $72,705, which consisted of operating costs of $72,705.

For the year ended December 31, 2024, we had net loss of $39,479, which consisted of operating costs of $39,479.

Liquidity and Capital Resources

We presently have no revenue. Our net loss of $72,705 for the year ended December 31, 2025 consists only of operating costs. During the year ended December 31, 2025, our liquidity needs were satisfied through loans made to the Company in the amount of $72,700.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, we had a working capital deficit of $1,077,352. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate a merger transaction may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through a merger transaction unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

Initial Shares

In connection with Allegro’s organization in August 2017, Allegro issued to Eric Rosenfeld, the Chief Executive Officer, an aggregate of 4,312,500 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Prior to the initial public offering, Mr. Rosenfeld then transferred all of the shares to two trusts for the benefit of his immediate family members, and subsequently, the trusts transferred a portion of such shares to the other initial stockholders in exchange for $0.01 per share. In April 2018, the initial stockholders contributed to Allegro’s capital an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 shares.

Promissory Notes

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

The Company issued five unsecured promissory notes totaling $39,550 to Mr. Rosenfeld in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

All of the foregoing notes remain unpaid and outstanding as of December 31, 2025.

Notes Payable — Related Parties

Certain individuals and entities (the “Contributors”) that participated in the private placement of units that occurred simultaneously with the Company’s initial public offering contributed to the Company an aggregate amount of $781,700, representing contributions covering a prorated amount of $0.02 per unconverted public share for the partial month of January 2020 and $0.025 per unconverted public share for each of February 2020 and March 2020 (each, a “Contribution”). The Contributions will not bear any interest and will be repayable by the Company to the Contributors upon consummation of a merger transaction. The Contributions will be forgiven if the Company is unable to consummate a merger transaction.

The Company deposited $223,342, the first contribution on January 6, 2020, into the trust account established in connection with the Company’s initial public offering. The Company deposited the second Contribution of $279,178 on January 31, 2020, and deposited the third Contribution of $279,180 on March 2, 2020, in each case, to the same trust account.

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the Merger Agreement.

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of December 31, 2025. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a merger transaction and determine to liquidate and dissolve.

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

Registration Rights

The holders of the private shares, private placement units (including securities contained therein) and warrants that may be issued upon conversion of working capital loans that may be made by Allegro’s initial stockholders, officers, directors or their affiliates will have the right to require Allegro to register under the Securities Act a sale of any securities held by them pursuant to a registration rights agreement. In general, these holders will be entitled to make up to three demands, excluding short form registration demands. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by Allegro. Allegro will bear the costs and expenses of filing any such registration statements.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025 and 2024.

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

The Underwriting Agreement from the initial public offering provided that a deferred underwriting discount of 3.5% of the gross offering proceeds of the initial public offering, excluding the over-allotment option, and 5.5% of the gross proceeds of the over-allotment option, or $5,622,500 in the aggregate (“Deferred Underwriting Discount”), would only be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed its initial business combination.  As previously indicated, the Company was unable to consummate its initial business combination in the time period required by the Company’s amended and restated certificate of incorporation and, accordingly, distributed the proceeds held in the Trust Account to public stockholders.  As a result, the Deferred Underwriting Discount is no longer owed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the company did not effectively segregate certain accounting duties nor have a proper multi-level review process due to the small size of the accounting staff.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2025, our internal control over financial reporting were not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Eric S. Rosenfeld	68	Chief Executive Officer
David D. Sgro	49	Chairman of the Board and Chief Operating Officer
Adam H. Jaffe	35	Chief Financial Officer
John P. Schauerman	69	Director
Adam J. Semler	61	Director
Robert Michael Deluce	47	Director

Eric S. Rosenfeld has served as chief executive officer of Allegro since Allegro’s inception in August 2017 and served as chairman of the board from Allegro’s inception until April 2018.

Mr. Rosenfeld has served as the Chief SPAC Officer of Legato Merger Corp III (“Legato III”), a blank check company that has entered into a Business Combination Agreement with Einride AB and is seeking to consummate such transaction, since its inception in November 2023. Mr. Rosenfeld also served as the chief SPAC officer of Legato Merger Corp. II (“Legato II”) from its inception until it completed its business combination with Southland Holdings in February 2023. He served as the chief SPAC officer of Legato Merger Corp. (“Legato I”) from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, since its formation in August 2000. From November 2018 until February 2023, Mr. Rosenfeld served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp.(formerly Cott Corporation), a NYSE-listed beverage company, from June 2008 until May 2023 Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

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

Mr. Rosenfeld is an adjunct professor at Columbia Business School and Tulane Law School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC.

Allegro believes Mr. Rosenfeld is well-qualified to serve as a member of our board due to his extensive public company experience and investment expertise.

David D. Sgro, CFA, has served as a chairman of Allegro’s board of directors since April 2018, Chief Operating Officer since Allegro’s inception in August 2017, as well as Chief Financial Officer from November 2017 to April 2018. Mr. Sgro has served as a member of the board of directors of Legato III since November 2023. Mr. Sgro also served as a member of the board of directors of Legato II from its inception, and as non-executive vice chairman of the board from November 2021, until it completed its business combination with Southland Holdings in February 2023, and as its Chief Executive Officer from its inception to November 2021. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro served as a member of the board of directors of Algoma from the closing of the business combination until October 2025. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as Chairman of the Board of Hill International Inc., construction project management firm, until its sale to GISI in December 2022. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

Mr. Sgro earned a BS in Finance from The College of New Jersey in 1998 and an MBA from Columbia Business School in 2005. Mr. Sgro is a regular guest lecturer at Columbia Business School and is an adjunct professor at The College of New Jersey.

We believe Mr. Sgro is well-qualified to serve as a member of our board due to his public company experience and operational experience.

Adam H. Jaffe has served as Allegro’s Chief Financial Officer since April 2018. Mr. Jaffe has served as the Chief Financial Officer of Legato III since its inception in November 2023. Mr. Jaffe served as chief financial officer and secretary of Legato II from its inception until it completed its business combination with Southland Holdings in February 2023. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also served on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company from June 2021 until November 2022. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

John P. Schauerman  has served as a member of Allegro’s board of directors since April 2018. Mr. Schauerman served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Schauerman served as a director of Quartet Merger Corp. from its inception in April 2013 until its merger with Pangea Logistics Solutions Ltd. in October 2014. Mr Schauerman has served on the Board of Primoris Services Corporation (NASDAQ: PRIM) since November 2016. Mr. Schauerman has served on the Board of Ascent Industries (NASDAQ: ACNT) since June 2020.  He previously served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman served on the Boards of Directors of MYR Group (Nasdaq: MYRG), a leading electrical infrastructure firm, from March 2016 through November 2016, and has served on the Board of Wedbush Securities from August 2014 through February 2018. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience and operational experience.

Adam J. Semler  has served as a director of Allegro since April 2018. Mr. Semler served as a director of Legato II from November 2021 until it completed its merger with Southland Holdings in February 2023. Mr. Semler has served as a director of Legato I from January 2021 until it completed its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony Merger Corp.’s board of directors from July 2014 until its merger with NextDecade LLC. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. and received a B.B.A. from Emory University.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his public company experience.

Robert Michael Deluce has served as a member of Allegro’s board of directors since April 2018. Mr. Deluce has a long history in aviation, both professionally and personally. In 2002, Mr. Deluce co-founded Porter Airlines, Inc., a regional airline headquartered at Billy Bishop Toronto City Airport on the Toronto Islands in Toronto, Ontario, Canada, and was instrumental in the strategic development of its business plan. Mr. Deluce remains central to the business and presently serves as its President & CEO. He holds an MBA from University of Western Ontario’s Ivey School of Business.

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

During the fiscal years ended December 31, 2025 and 2024, Allegro’s audit committee held four meetings, respectively in each year. Michael Deluce and Adam Semler of the audit committee attended all four meetings of the audit committee in 2025, while John Schauerman attended three of the four meetings of the audit committee in 2025. John Schauerman and Adam Semler of the audit committee attended all four meetings of the audit committee in 2024, while Michael Deluce attended three of the four meetings of the audit committee in 2024.

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

During the fiscal years ended December 31, 2025 and 2024, Allegro’s nominating committee did not hold any meetings.

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

During the fiscal years ended December 31, 2025 and 2024, Allegro’s compensation committee did not hold any meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered to us. However, we paid Crescendo, an entity controlled by Mr. Rosenfeld, a fee of $12,500 per month from our inception through March 2020 for providing us with office space and certain office and administrative services. The Company and Crescendo agreed to suspend payment on this agreement on March 31, 2020. Individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable merger transaction. Our audit committee will approve all such reimbursements.

After the consummation of a merger transaction, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed merger transaction. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-merger business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee consisting solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a merger transaction, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the merger transaction. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of a merger transactionwill be a determining factor in our decision to proceed with any potential transaction. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage of beneficial ownership on the record date is calculated based on 4,110,000 outstanding shares of common stock as of December 31, 2025 but does not reflect beneficial ownership of any shares of common stock issuable upon exercise of rights or warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	%
Directors and Officers Prior to the Transactions:
Eric S. Rosenfeld	48,630	1.2%
David D. Sgro	621,013	15.1%
Adam Jaffe (2)	2,248,295	54.7%
John P. Schauerman	30,000	*
Adam J. Semler (3)	30,000	*
Robert Michael Deluce	45,000	1.1%
All directors and officers prior to the business combination as a group (6 persons)	3,022,938	73.6%
Five Percent Holders:
Eric Rosenfeld 2017 Trust No. 1	1,553,687	37.8%
Eric Rosenfeld 2017 Trust No. 2	684,563	16.7%
Gregory Monahan	249,378	6.1%
LBCS Holdings, Inc.	250,000	6.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Allegro Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	Represents 10,045 shares of common stock which are held individually by Mr. Jaffe, 1,553,687 shares of common stock held by the Eric Rosenfeld 2017 Trust No. 1, and 684,563 shares of common stock held by Eric Rosenfeld 2017 Trust No. 2, both trusts established for Mr. Rosenfeld’s children. Mr. Jaffe is the trustee of these trusts and has sole voting and dispositive power over the shares.

(3)	Represents shares held by Triple J Holdings II, LLC, an entity managed by Mr. Semler. Mr. Semler has voting and dispositive control over such shares.

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Initial Shares

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

Promissory Notes

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

The Company issued five unsecured promissory notes totaling $39,550 to Mr. Rosenfeld in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve.

All of such notes remain outstanding as of December 31, 2025.

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

The Company deposited $223,342, the first contribution on January 6, 2020, into the trust account established in connection with the Company’s initial public offering. The Company deposited the second Contribution of $279,178 on January 31, 2020, and deposited the third Contribution of $279,180 on March 2, 2020, in each case, to the same trust account.

On March 31, 2020, the Company and Holdings mutually determined, due to extraordinary market conditions and the failure to meet necessary closing conditions, to terminate the merger agreement relating to such transaction.

An aggregate of approximately $781,700 principal amount of loans associated with the extension were outstanding as of December 31, 2025. The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

Registration Rights

The holders of the Founder Shares, Private Shares, Private Warrants, Private Rights, and any shares, warrants and rights that may be issued upon conversion of working capital loans (and any shares issued upon the exercise of such warrants or conversion of such rights) will be entitled to registration rights pursuant to a registration rights agreement executed prior to the Initial Public Offering. The holders of the majority of these securities are generally entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a merger transaction. Allegro will bear the costs and expenses of filing any such registration statements. The Company will bear the costs and expenses of filing any such registration statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2025 and 2024, the firm of Hudgens CPA acted as our independent registered public accounting firm. Hudgens CPA became our independent registered public accounting firm on May 22, 2024, replacing BF Borgers, CPA PC. The following is a summary of fees paid to Hudgens CPA and BF Borgers CPA, PC for services rendered for the fiscal years ended December 31, 2025 and 2024.

Audit Fees

During the fiscal years ended December 31, 2025 and 2024, audit fees paid to Hudgens CPA were $20,000 and $5,000, respectively. During the fiscal year ended December 31, 2024, audit fees paid to BF Borgers CPA, PC were $18,700.

Audit-Related Fees

During the fiscal years ended December 31, 2025 and 2024, we did not pay our independent registered public accounting firm any audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2025 and 2024, we did not pay our independent registered public accounting firm any fees for tax services.

All Other Fees

During the fiscal years ended December 31, 2025 and 2024, we did not pay Hudgens CPA or BF Borgers CPA, PC any other fees.

Audit Committee Approval

All of the services discussed above were pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on May 29, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.5	Specimen Right Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
4.7	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022)
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co. and the Company’s officers, directors and stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018).
10.4	Form of Subscription Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.5	Form of Subscription Agreement among the Registrant, Cantor Fitzgerald & Co., and Chardan Capital Markets (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.6	Form of Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
10.7	Form of Letter Agreement between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-225270) filed on June 21, 2018).
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2024).
21	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

ALLEGRO MERGER CORP.

FORM 10-K FOR THE YEAR ENDED December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

Allegro Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allegro Merger Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

HTL International, LLC

We have served as the Company’s auditor since 2026.

Houston, Texas

Firm ID: 7000

February 11, 2026

Allegro Merger Corp.
Consolidated Balance Sheets

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash	$98	$103
Total current assets	98	103
Total assets	$98	$103

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable-related party	$1,077,450	$1,004,750
Total current liabilities	1,077,450	1,004,750
Warrant liability	40	40
Total liabilities	1,077,490	1,004,790

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,873,615	15,946,320
Total stockholders’ deficit	(1,077,392)	(1,004,687)
Total liabilities and stockholders’ deficit	$98	$103

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024
General and administrative costs	$72,705	$39,479
Loss from operations	72,705	39,479

Net income (loss)	$(72,705)	$(39,479)

Weighted average shares outstanding of common stock, basic and diluted	4,110,000	4,110,000
Basic and diluted net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2025

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)
Net Loss	-	-	-	(72,705)	(72,705)
Balance at December 31, 2025	4,110,000	$411	$(16,951,418)	$15,873,615	$(1,077,392)

For the year ended December 31, 2024

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2023	4,110,000	$411	$(16,951,418)	$15,985,799	$(965,208)
Net Loss	-	-	-	(39,479)	(39,479)
Balance at December 31, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)

The accompanying notes are an integral part of these consolidated financial statements.

Allegro Merger Corp.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Cash flow from operating activities
Net loss	$(72,705)	$(39,479)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	-	-

Net cash used in operating activities	(72,705)	(39,479)

Cash flows from financing activities
Proceeds from notes payable- related party	72,700	39,550

Net cash provided by financing activities	72,700	39,550

Net (decrease) in cash	(5)	71

Cash at beginning of period	103	32

Cash at end of period	$98	$103

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

All activity through December 31, 2025 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Going Concern

As of December 31, 2025, the Company had a cash balance of $98 and a working capital deficit of $1,077,352

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024. The Company had a cash balance of $98 and $103 as of December 31, 2025 and 2024, respectively.

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

Net income per share, basic and diluted for the years ended 2025, and 2024 is calculated dividing the net (loss) of $(72,705) and $(39,479), by the weighted average number of Shares outstanding during the period.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2025.

Allegro Merger Corp.
Notes to Consolidated Financial Statements

The Company issued five unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of December 31, 2025.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of December 31, 2025, and 2024.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2025 and December 31, 2024, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2025

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

The following table   provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Volatility	25.0%	24.4%
Risk Free Rate	3.73%	1.42%
Estimated Term Remaining	6.50	4.27

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2025 and 2024 respectively is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$117
Change in fair value of derivative warrant liabilities	$(77)
Derivative warrant liabilities as of December 31, 2021	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2022	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2023	$40
Change in fair value of derivative warrant liabilities	$-
Derivative warrant liabilities as of December 31, 2024	$40
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities as of December 31, 2025	$40

Allegro Merger Corp.
Notes to Consolidated Financial Statements

Note 9 — Income Taxes

The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized.

The Company’s net deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Total deferred tax assets	$15,268	$8,291
Valuation Allowance	(15,268)	(8,291)
Deferred tax asset, net of allowance	$-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the net operating loss was approximately $72,705. The Company has net operating loss carryforwards of approximately $450. Such amounts are subject to IRS code section 382 limitation. The tax years from 2019 to 2024 are still subject to audit.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the audited financial statements were issued. The Company issued three unsecured promissory notes to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January and February 2026 for $20,000, $60,931.01 and $22,300, respectively. The notes are non-interest bearing and payable on demand.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of February, 2026.

ALLEGRO MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld	Chief Executive Officer	February 11, 2026
Eric S. Rosenfeld	(Principal Executive Officer)

/s/ Adam H. Jaffe	Chief Financial Officer	February 11, 2026
Adam H. Jaffe	(Principal Financial and Accounting Officer)

/s/ David D. Sgro	Chairman of the Board	February 11, 2026
David D. Sgro

/s/ John P. Schauerman	Director	February 11, 2026
John P. Schauerman

/s/ Adam J. Semler	Director	February 11, 2026
Adam J. Semler

/s/ Robert Michael Deluce	Director	February 11, 2026
Robert Michael Deluce