Form 10-Q
period 2026-03-31
Allegro Merger Corp.
filed 2026-05-14
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$2,749	$98
Total current assets	2,749	98
Total assets	$2,749	$98

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	4,886
Notes payable-related party	1,180,680	1,077,450
Total current liabilities	1,185,566	1,077,450
Warrant liability	40	40
Total liabilities	1,185,606	1,077,490

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,768,150	15,873,615
Total stockholders’ deficit	(1,182,857)	(1,077,392)
Total liabilities and stockholders’ deficit	$2,749	$98

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025

General and administrative costs	$108,908	$17,783
Loss from operations	108,908	17,783

Other Income	3,443	-
Income	3,443	-

Net income (loss)	$(105,465)	$(17,783)

Weighted average shares outstanding of common stock, basic and diluted	4,110,000	4,110,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended March 31, 2026

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2025	4,110,000	$411	$(16,951,418)	$15,873,615	$(1,077,392)
Net loss	-	-	-	(105,465)	(105,465)
Balance at March 31, 2026	4,110,000	$411	$(16,951,418)	$15,768,150	$(1,182,857)

For the three months ended March 31, 2025

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)
Net loss	-	-	-	(17,783)	(17,783)
Balance at March 31, 2025	4,110,000	$411	$(16,951,418)	$15,928,537	$(1,022,470)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(105,465)	$(17,783)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	4,886	-
Net cash used in operating activities	(100,579)	(17,783)

Cash flows from financing activities
Proceeds from notes payable- related party	103,230	19,000
Net cash provided by (used in) financing activities	103,230	19,000

Net change in cash	2,651	1,217
Cash at beginning of period	98	103
Cash at end of period	$2,749	$1,320

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

All activity through March 31, 2026 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Merger Agreement

On January 16, 2026, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with SEEQC, Inc., a Delaware corporation (“SeeQC”), and SEEQC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SeeQC (“Merger Sub”). Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with the Company surviving the merger (the “Merger”). As a result of the Merger, the Company will become a direct, wholly-owned subsidiary of SeeQC and the security holders of the Company will become security holders of SeeQC.

At the effective time of the Merger (“Effectie Time”), each share of common stock of the Company (“Allegro Common Stock”), and each right of the Company (“Allegro Rights”), that is issued and outstanding immediately before the Effective Time (other than shares held by the Company, SeeQC or their subsidiaries and shares as to which statutory dissenter’s rights have been exercised) will be canceled and converted into and become the right to receive one share of SeeQC common stock (multiplied by 1/10th in the case of the Allegro Rights).

In connection with the Merger, the Company will seek to amend its redeemable common stock purchase warrants, each entitling the holder thereof to purchase one share of Allegro Common Stock at an exercise price of $11.50 (collectively, “Allegro Warrants”), so that, immediately prior to the Effective Time, each of the issued and outstanding Allegro Warrants will automatically convert into the right to receive a fractional share of SeeQC common stock (the “Allegro Warrant Amendment”). In the event that the Allegro Warrants are not amended and the Merger is consummated, SeeQC will assume them.

Going Concern

As of March 31, 2026, the Company had a cash balance of $2,749 and a working capital deficit of $1,182,817.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the company has substantial doubt about the company’s ability to continue as a going concern because the company has no operations to achieve any revenue and is dependent on obtaining outside capital via debt or equity to fund operating expenses. Thus the company has substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2026.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026.

Principles of Consolidation

The consolidated condensed financial statements of the Company include its wholly-owned subsidiary, Allegro Merger Sub, Inc., a Delaware corporation incorporated on November 7, 2019. All inter-company accounts and transactions are eliminated in consolidation.

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

(unaudited)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026, and December 31, 2025. The Company had a cash balance of $2,749 and $98 as of March 31, 2026 and  December 31, 2025, respectively.

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

Net income per share, basic and diluted for the three months ending March 31, 2026 and 2025 respectively, is calculated dividing the net (loss) of $(105,465) and $(17,783), by the weighted average number of Shares outstanding during the period.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued three unsecured promissory notes totaling $103,230 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January and February 2026 for $20,000, $60,931.01, and $22,300, respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of March 31, 2026.

The Company issued two unsecured promissory notes totaling $19,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January and March 2025, respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of March 31, 2026.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of March 31, 2026.

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

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

Subscription Agreements

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (“Subscription Agreements”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company will, substantially concurrently with, and contingent upon, the consummation of the Merger, issue an shares of Allegro Common Stock to the Investors at a price of $5.00 per share, for aggregate gross proceeds to the Company of approximately $65 million. The shares of Allegro Common Stock sold in the financing will be converted into shares of SeeQC Common Stock in connection with the Merger. The closing of the Subscription Agreements is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger and (ii) the accuracy of all representations and warranties of the Company in the Subscription Agreements (subject to certain bring-down standards).

Support Agreements

Concurrently with the execution of the Merger Agreement, SeeQC, Allegro and certain of the initial stockholders of Allegro (who collectively hold more than 50% of the Allegro Common Stock) entered into an agreement (the “SeeQC Support Agreement”) pursuant to which they agreed to vote or cause to be voted all shares of Allegro Common Stock and Allegro Warrants beneficially held by them (i) in favor of all proposals necessary to effectuate the Transactions; (ii) in favor of Allegro Warrant Amendment, and (iii) against (x) any proposal or offer from any other person (other than SeeQC or its affiliates) with respect to certain competing transactions; and (y) any action, proposal, transaction, or agreement that could reasonably be expected to materially impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Transactions or the fulfillment of Allegro’s obligations under the Merger Agreement or change in any manner the voting rights of any class of shares of Allegro (other than as contemplated by the Merger Agreement). Pursuant to the Allegro Support Agreement, such stockholders also agreed to waive any appraisal or dissenters’ rights under applicable law and not to exercise any right to redeem shares of capital stock of Allegro.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 4,110,000 shares of common stock issued and outstanding.

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

(unaudited)

Certain of the holders of the shares of Allegro Common Stock issued prior to Allegro’s Initial Public Offering have agreed to restrictions on transfer with respect to 23% of the shares of SeeQC Common Stock to be received by them in the Merger and pursuant to the Allegro Warrant Amendment (other than shares of SeeQC Common Stock to be received by them in respect of the private placement units purchased by them simultaneously with the Initial Public Offering), with such restrictions to be released as follows:

●	If, during Earnout Period 1, the First Base Target is achieved, then 1/3 of the restricted shares will be released from the restrictions;

●	If, during Earnout Period 2, the Second Base Target is achieved, then 1/3 of the restricted shares will be released from the restrictions, plus any shares not released in respect of Earnout Period 1; and

●	If, during Earnout Period 3, the Third Base Target is achieved, then all of the restricted shares will be released from the restrictions.

If, at the end of Earnout Period 3, any restricted shares have not been released, then such shares will be forfeited by the initial stockholders of Allegro and cancelled by SeeQC.

Prior to the closing of the Merger, certain initial stockholders of the Company will enter into a lock-up agreement with SeeQC (collectively, the “Lock-Up Agreements”), pursuant to which such stockholders will agree not to transfer the shares of SeeQC Common Stock received by them in exchange for the founder shares until 180 days after the Closing, subject to certain exceptions.

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

Warrants

The Company has accounted for both the Public and Private Warrants as a liability.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2026

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There were no change to the fair value as of the warrants as of March 31, 2026 and December 31, 2025 as the total value was deemed immaterial.

The following table   provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Volatility	25.0%	25.0%
Risk Free Rate	3.94%	3.73%
Estimated Term Remaining	6.50	6.50

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company issued one unsecured promissory note to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in May 2026 for $6,500. The note is non-interest bearing and payable on demand.

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

On January 16, 2026, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with SEEQC, Inc., a Delaware corporation (“SeeQC”), and SEEQC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SeeQC (“Merger Sub”). Pursuant to the Merger Agreement, we will merge with and into Merger Sub, with our company surviving the merger (the “Merger”). As a result of the Merger, we will become a direct, wholly-owned subsidiary of SeeQC and our security holders will become security holders of SeeQC.

At the effective time of the Merger (“Effectie Time”), each share of our common stock (“Allegro Common Stock”), and each right (“Allegro Rights”), that is issued and outstanding immediately before the Effective Time (other than shares held by us, SeeQC or their subsidiaries and shares as to which statutory dissenter’s rights have been exercised) will be canceled and converted into and become the right to receive one share of SeeQC common stock (multiplied by 1/10th in the case of the Allegro Rights).

In connection with the Merger, we will seek to amend our redeemable common stock purchase warrants, each entitling the holder thereof to purchase one share of Allegro Common Stock at an exercise price of $11.50 (collectively, “Allegro Warrants”), so that, immediately prior to the Effective Time, each of the issued and outstanding Allegro Warrants will automatically convert into the right to receive a fractional share of SeeQC common stock (the “Allegro Warrant Amendment”). In the event that the Allegro Warrants are not amended and the Merger is consummated, SeeQC will assume them.

For further information on the Merger and SeeQC, see the Current Report on Form 8-K filed by us on January 16, 2026.

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

Results of Operations

For the three months ended March 31, 2026, we had a net loss of $105,465, which consisted of operating costs of $108,908 offset by miscellaneous income of $3,443.

For the three months ended March 31, 2025, we had a net loss of $17,783, which consisted of operating costs of $17,783.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $105,465 for the three months ended March 31, 2026 consists of operating expenses of $108,908, offset by miscellaneous income of $3,443. Through March 31, 2026, our liquidity needs were satisfied through receipt of $22,300 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, we had a working capital deficit of $1,182,817. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued three unsecured promissory notes totaling $103,230 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January and February 2026 for $20,000, $60,931.01, and $22,300, respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of March 31, 2026.

The Company issued two unsecured promissory notes totaling $19,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January and March 2025, respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of March 31, 2026.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of March 31, 2026.  The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

We did not have any off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, and December 31, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of March 31, 2026. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

Item 6. Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated January 16, 2026, by and among Allegro Merger Corp, SeeQC, Inc. and SeeQC Merger Sub
10.1*	Form of Subscription Agreement
10.2*	Form of Support Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2026.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MERGER CORP.

Date: May 14, 2026	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)