Form 10-Q
period 2026-06-30
Allegro Merger Corp.
filed 2026-08-13
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, 4,110,000, shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$226	$98
Total current assets	226	98
Total assets	$226	$98

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	5,794	-
Notes payable-related party	1,208,180	1,077,450
Total current liabilities	1,213,974	1,077,450
Warrant liability	40	40
Total liabilities	1,214,014	1,077,490

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	15,737,219	15,873,615
Total stockholders’ deficit	(1,213,788)	(1,077,392)
Total liabilities and stockholders’ deficit	$226	$98

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025

General and administrative costs	$30,931	$4,500	$139,839	$22,283
Loss from operations	30,931	4,500	139,839	22,283

Other Income	-	-	3,443	-
Income	-	-	3,443	-

Net income (loss)	$(30,931)	$(4,500)	$(136,396)	$(22,283)

Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.01)	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended June 30, 2026

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at March 31, 2026	4,110,000	$411	$(16,951,418)	$15,768,150	$(1,182,857)
Net loss	-	-	-	(30,931)	(30,931)
Balance at June 30, 2026	4,110,000	$411	$(16,951,418)	$15,737,219	$(1,213,788)

For the six months ended June 30, 2026

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2025	4,110,000	$411	$(16,951,418)	$15,873,615	$(1,077,392)
Net loss	-	-	-	(136,396)	(136,396)
Balance at June 30, 2026	4,110,000	$411	$(16,951,418)	$15,737,219	$(1,213,788)

For the three months ended June 30, 2025

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at March 31, 2025	4,110,000	$411	$(16,951,418)	$15,928,537	$(1,022,470)
Net loss	-	-	-	(4,500)	(4,500)
Balance at June 30, 2025	4,110,000	$411	$(16,951,418)	$15,924,037	$(1,026,970)

For the six months ended June 30, 2025

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)
Net loss	-	-	-	(22,283)	(22,283)
Balance at June 30, 2025	4,110,000	$411	$(16,951,418)	$15,924,037	$(1,026,970)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(136,396)	$(22,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	5,794	-
Net cash used in operating activities	(130,602)	(22,283)

Cash flows from financing activities
Proceeds from notes payable- related party	130,730	22,200
Net cash provided by (used in) financing activities	130,730	22,200

Net change in cash	128	(83)
Cash at beginning of period	98	103
Cash at end of period	$226	$20

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

All activity through June 30, 2026, relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

At the effective time of the Merger (“Effective Time”), each share of common stock of the Company (“Allegro Common Stock”), and each right of the Company (“Allegro Rights”), that is issued and outstanding immediately before the Effective Time (other than shares held by the Company, SeeQC or their subsidiaries and shares as to which statutory dissenter’s rights have been exercised) will be canceled and converted into and become the right to receive one share of SeeQC common stock (multiplied by 1/10th in the case of the Allegro Rights).

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

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction of closing conditions set forth therein.

Going Concern

As of June 30, 2026, the Company had a cash balance of $226 and a working capital deficit of $1,213,748.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the company has substantial doubt about the company’s ability to continue as a going concern because the company has no operations to achieve any revenue and is dependent on obtaining outside capital via debt or equity to fund operating expenses. Thus the company has substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2026.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026, and December 31, 2025. The Company had a cash balance of $226 and $98 as of June 30, 2026, and  December 31, 2025, respectively.

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

Net income per share, basic and diluted for the three and six months ending June 30, 2026, respectively, is calculated dividing the net (loss) of $(30,931) and $(136,396), by the weighted average number of Shares outstanding during the period.

Net income per share, basic and diluted for the three and six months ending June 30, 2025, respectively, is calculated dividing the net (loss) of $(4,500) and $(22,283), by the weighted average number of Shares outstanding during the period.

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

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued seven unsecured promissory notes totaling $130,731 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, February, May, and June 2026 for $20,000, $60,931.01, $22,300, $6,500, $7,000, $7,000 and $7,000 respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of June 30, 2026.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of June 30, 2026.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2026, and December 31, 2025, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026, and December 31, 2025, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2026

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There were no change to the fair value as of the warrants as of June 30, 2026, and December 31, 2025 as the total value was deemed immaterial.

The following table   provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Volatility	25.0%	25.0%
Risk Free Rate	4.19%	3.73%
Estimated Term Remaining	6.50	6.50

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company issued one unsecured promissory note to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in August 2026 for $9,000. The note is non-interest bearing and payable on demand.

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

At the effective time of the Merger (“Effective Time”), each share of our common stock (“Allegro Common Stock”), and each right (“Allegro Rights”), that is issued and outstanding immediately before the Effective Time (other than shares held by us, SeeQC or their subsidiaries and shares as to which statutory dissenter’s rights have been exercised) will be canceled and converted into and become the right to receive one share of SeeQC common stock (multiplied by 1/10th in the case of the Allegro Rights).

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

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction of closing conditions set forth therein.

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

Results of Operations

For the three months ending June 30, 2026, we had a net loss of $30,931, which consisted of operating costs of $30,931. For the six months ending June 30, 2026, we had a net loss of $136,396, which consisted of operating costs of $139,839, offset by miscellaneous income of $3,443.

For the three months ending June 30, 2025, we had a net loss of $4,500, which consisted of operating costs of $4,500. For the six months ending June 30, 2025, we had a net loss of $22,283, which consisted of operating costs of $22,283.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $136,396 for the six months ended June 30, 2026, consists of operating expenses of $139,839, offset by miscellaneous income of $3,443. Through June 30, 2026, our liquidity needs were satisfied through receipt of $130,731 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, we had a working capital deficit of $1,213,748. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our initial stockholders provide us additional funds for our working capital needs, or we obtain other financing.

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

Promissory Notes

The Company issued seven unsecured promissory notes totaling $130,731 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, February, May, and June 2026 for $20,000, $60,931.01, $22,300, $6,500, $7,000, $7,000 and $7,000 respectively. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of June 30, 2026.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of June 30, 2026.  The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

We did not have any off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, and December 31, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGRO MERGER CORP.

Date: August 13, 2026	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)