Form 10-Q
period 2026-09-30
Allegro Merger Corp.
filed 2026-11-03
CIK 1720025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 3, 2026, 4,110,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLEGRO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allegro Merger Corp.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$7,076	$98
Total current assets	7,076	98
Total assets	$7,076	$98

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,409,103	-
Notes payable-related party	1,224,180	1,077,450
Total current liabilities	2,633,283	1,077,450
Warrant liability	40	40
Total liabilities	2,633,323	1,077,490

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 40,000,000 shares authorized, 4,110,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	411	411
Additional paid-in capital	(16,951,418)	(16,951,418)
Retained earnings	14,324,760	15,873,615
Total stockholders’ deficit	(2,626,247)	(1,077,392)
Total liabilities and stockholders’ deficit	$7,076	$98

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025

General and administrative costs	$(1,412,459)	$(5,700)	$(1,552,298)	$(27,983)
Loss from operations	(1,412,459)	(5,700)	(1,552,298)	(27,983)

Other Income	-	-	3,443	-
Income	-	-	3,443	-

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,412,459)	$(5,700)	$(1,548,855)	$(27,983)

Weighted average shares outstanding of common stock, basic and diluted- Founders and Private Placement Shares	4,110,000	4,110,000	4,110,000	4,110,000
Basic and diluted net loss per share, Founders and Private Placement Shares	$(0.34)	$(0.00)	$(0.38)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended September 30, 2026

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at June 30, 2026	4,110,000	$411	$(16,951,418)	$15,737,219	$(1,213,788)
Net loss	-	-	-	(1,412,459)	(1,412,459)
Balance at September 30, 2026	4,110,000	$411	$(16,951,418)	$14,324,760	$(2,626,247)

For the nine months ended September 30, 2026

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2025	4,110,000	$411	$(16,951,418)	$15,873,615	$(1,077,392)
Net loss	-	-	-	(1,548,855)	(1,548,855)
Balance at September 30, 2026	4,110,000	$411	$(16,951,418)	$14,324,760	$(2,626,247)

For the three months ended September 30, 2025

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at June 30, 2025	4,110,000	$411	$(16,951,418)	$15,924,037	$(1,026,970)
Net loss	-	-	-	(5,700)	(5,700)
Balance at September 30, 2025	4,110,000	$411	$(16,951,418)	$15,918,337	$(1,032,670)

For the nine months ended September 30, 2025

	Common Stock		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2024	4,110,000	$411	$(16,951,418)	$15,946,320	$(1,004,687)
Net loss	-	-	-	(27,983)	(27,983)
Balance at September 30, 2025	4,110,000	$411	$(16,951,418)	$15,918,337	$(1,032,670)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Allegro Merger Corp.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,548,855)	$(27,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,409,103	-
Net cash used in operating activities	(139,752)	(27,983)

Cash flows from financing activities
Proceeds from notes payable- related party	146,730	27,900
Net cash provided by (used in) financing activities	146,730	27,900

Net change in cash	6,978	(83)
Cash at beginning of period	98	103
Cash at end of period	$7,076	$20

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

All activity through September 30, 2026 relates to the Company’s formation, the Company’s initial public offering of units (“Initial Public Offering”) described below and, since the Initial Public Offering, the search for a prospective initial Business Combination.

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

Merger Agreement and Settlement, Termination and Release Agreement

On January 16, 2026, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with SEEQC, Inc., a Delaware corporation (“SeeQC”), and SEEQC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SeeQC (“Merger Sub”). Pursuant to the Merger Agreement, the Company was to merge with and into Merger Sub, with the Company surviving the merger (the “Merger”). Effective as of August 25, 2026, the Company, SeeQC and Merger Sub mutually agreed to terminate the Merger Agreement, pursuant to a Settlement, Termination and Release Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, if SeeQC consummates a “Trigger Event” (as defined in the Termination Agreement, and generally covering certain equity financing and business combination transactions), SeeQC will pay to the Company up to $2 million of documented, reasonable third-party transaction expenses actually incurred by the Company and issue to the Company an amount of shares of SeeQC common stock equal to $6 million in the aggregate based on a $1.3 billion pre-money valuation of SeeQC. Under the Termination Agreement, the Company parties and SeeQC parties released all claims against each other and certain associated persons, subject to certain retained claims as provided in the Termination Agreement. The Termination Agreement also includes certain indemnification obligations on the part of the Company.

Going Concern

As of September 30, 2026, the Company had a cash balance of $7,076 and a working capital deficit of $2,626,207.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the company has substantial doubt about the company’s ability to continue as a going concern because the company has no operations to achieve any revenue and is dependent on obtaining outside capital via debt or equity to fund operating expenses. Thus the company has substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after September 30, 2026.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026, and December 31, 2025. The Company had a cash balance of $7,076 and $98 as of September 30, 2026 and  December 31, 2025, respectively.

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

Net income per share, basic and diluted for the three and nine months ending September 30, 2026 respectively, is calculated dividing the net (loss) of $(1,412,459) and $(1,548,855), by the weighted average number of Shares outstanding during the period.

Net income per share, basic and diluted for the three and nine months ending September 30, 2025 respectively, is calculated dividing the net (loss) of $(5,700) and $(27,983), by the weighted average number of Shares outstanding during the period.

Results of Operations

For the three months ended September 30, 2026 we had a net loss of $1,412,459, which consisted of operating costs and costs related to the plan of merger with SeeQC, of $1,412,459. For the nine months ended September 30, 2026, we had a net loss of $1,548,855, which consisted of operating costs and costs related to the plan of merger with SeeQC of $1,552,298, offset by miscellaneous income of $3,443.

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

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

(unaudited)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of ASU 2023-07 did not have a material impact on the Company’s financial statement.

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

The Private Units are identical to the Units sold in the Public Offering, except that the holders have agreed to vote the Private Shares in favor of any Business Combination. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until 30 days after the completion of the initial Business Combination.

The holders of the Private Units (or underlying shares of common stock) are entitled to registration rights described in Note 6.

Note 5 — Related Party Transactions

Promissory Notes — Related Parties

The Company issued nine unsecured promissory notes totaling $146,730 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, February, May, June, and August 2026. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve and is outstanding as of September 30, 2026.

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

(unaudited)

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued two unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020 respectively. The notes are non-interest bearing, payable on demand and outstanding as of September 30, 2026.

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

The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve. The balance of $781,700 remains outstanding as of September 30, 2026.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 4,110,000 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and it indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2026

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

There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. There were no change to the fair value as of the warrants as of September 30, 2026 and December 31, 2025 as the total value was deemed immaterial.

Allegro Merger Corp.

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following table   provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Warrants at the measurement dates as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Stock price	$5.00	$5.00
Exercise price	$11.50	$11.50
Volatility	25.0%	25.0%
Risk Free Rate	5.09%	3.73%
Estimated Term Remaining	6.50	6.50

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

August 31, 2026
Cash	$7,076

Year Ended August 31, 2026
General and administrative costs	$1,552,298

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company issued one unsecured promissory note to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in October 2026 for $2,000. The note is non-interest bearing and payable on demand.

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

On January 16, 2026, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with SEEQC, Inc., a Delaware corporation (“SeeQC”), and SEEQC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SeeQC (“Merger Sub”). Pursuant to the Merger Agreement, we were to merge with and into Merger Sub, with our company surviving the merger (the “Merger”). As a result of the Merger, we were to become a direct, wholly-owned subsidiary of SeeQC and our security holders will become security holders of SeeQC. Effective as of August 25, 2026, we, SeeQC and Merger Sub mutually agreed to terminate the Merger Agreement, pursuant to a Settlement, Termination and Release Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, if SeeQC consummates a “Trigger Event” (as defined in the Termination Agreement, and generally covering certain equity financing and business combination transactions), SeeQC will pay to us up to $2 million of documented, reasonable third-party transaction expenses actually incurred by us and issue to us an amount of shares of SeeQC common stock equal to $6 million in the aggregate based on a $1.3 billion pre-money valuation of SeeQC. Under the Termination Agreement, the parties released all claims against each other and certain associated persons, subject to certain retained claims as provided in the Termination Agreement. The Termination Agreement also includes certain indemnification obligations on our part.

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

The company has determined there are no critical accounting policies or estimates in the periods covered in this report, other than the valuation of the existing warrants.

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

Results of Operations

For the three months ended September 30, 2026 we had a net loss of $1,412,459, which consisted of operating costs and costs related to the plan of merger with SeeQC, of $1,412,459. For the nine months ended September 30, 2026, we had a net loss of $1,548,855, which consisted of operating costs and costs related to the plan of merger with SeeQC, of $1,552,298, offset by miscellaneous income of $3,443.

For the three months ended September 30, 2025, we had a net loss of $5,700, which consisted of operating costs of $5,700. For the nine months ended September 30, 2025, we had a net loss of $27,983, which consisted of operating costs of $27,983.

Liquidity and Capital Resources

We presently have no revenue; our net loss of $1,548,855 for the nine months ended September 30, 2026 consists of operating expenses of $1,552,298, offset by miscellaneous income of $3,443. Through September 30, 2026, our liquidity needs were satisfied through receipt of $146,730 in loans made to the company.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, we had a working capital deficit of $2,626,207. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our liquidity needs.

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

Promissory Notes

The Company issued nine unsecured promissory notes totaling $146,730 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, February, May, June, and August 2026. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued six unsecured promissory notes totaling $72,700 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, March, May, August, October and November 2025. The notes are non-interest bearing, and payable on the earlier of (i) demand by the payee, (ii) the date on which Allegro consummates a merger or acquisition or (iii) the date on which Allegro elects to dissolve and is outstanding as of September 30, 2026.

The Company issued four unsecured promissory notes totaling $39,550 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in March, April, July, and November 2024. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued five unsecured promissory notes totaling $40,250 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and October 2023. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued five unsecured promissory notes totaling $40,350 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in January, April, May, August, and November 2022. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued seven unsecured promissory notes totaling $89,000 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in February, April, June, July, August, and November 2021. The notes are non-interest bearing, and payable on the earlier of (i) demand by Payee, (ii) the date on which Maker consummates a merger or acquisition or (iii) the date on which Maker elects to dissolve and is outstanding as of September 30, 2026.

The Company issued two unsecured promissory notes totaling $13,900 to Eric S. Rosenfeld, the Company’s Chief Executive Officer, in July and November 2020 respectively. The notes are non-interest bearing, payable on demand and outstanding as of September 30, 2026.

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

An aggregate of approximately $781,700 principal amount of loans associated with the extension remain outstanding as of September 30, 2026.  The loans made by the Contributors will not be repaid and will be forgiven if we are unable to consummate a business combination and determine to liquidate and dissolve.

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

The private placement rights are identical to the rights that were sold as part of the units in Allegro’s initial public offering. The private warrants are non-redeemable so long as they are held by the initial stockholders or their permitted transferees. The private warrants may also be exercised by the initial stockholders or their permitted transferees, for cash or on a cashless basis. Other than as stated above, the private warrants have terms and provisions that are identical to those of the warrants sold as part of the units in Allegro’s initial public offering. The private placement units are not transferrable until 30 days after the consummation of Allegro’s initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of Allegro’s initial business combination Allegro completes a liquidation, merger, stock exchange or other similar transaction that results in all of Allegro’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026 and December 31, 2025.

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

In April 2018, the Initial Stockholders contributed an aggregate of 575,000 shares for no additional consideration, leaving them with an aggregate of 3,737,500 Founder Shares.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, and December 31, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our public and private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting were not effective as of September 30, 2026. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, and related financial disclosures.

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

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the sponsors or its permitted transferees. The holders of the Private Units have agreed (A) to vote the common stock included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to convert any Private Shares into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or sell any Private Shares to us in a tender offer in connection with a proposed initial business combination and (C) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until 30 days after the completion of an initial business combination.

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

Item 6. Exhibits

Exhibit No.	Description
10.1*	Settlement, Termination and Release Agreement, effective as of August 24, 2026, by and among Allegro, certain Allegro stockholders, SeeQC and Merger Sub.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2026.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MERGER CORP.

Date: November 3, 2026	By:	/s/ Eric S. Rosenfeld
	Name:	Eric S. Rosenfeld
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam H. Jaffe
	Name:	Adam H. Jaffe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)